Form 10QSB
period 2001-08-31
SOUTHBORROUGH VENTURES INC
filed 2001-10-15
CIK 1132487

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-QSB

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended August 31, 2001

[ ]    Transition Report pursuant to 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period _____to ____


                   Commission File Number:   333-58972

                      SOUTHBORROUGH VENTURES INC.
                      ---------------------------
  (Exact name of small Business Issuer as specified in its charter)

Nevada                                                 98-0339467
--------------------                        --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


1250 Saturna Drive, Parksville,
British Columbia, Canada                                V9P 2T5
--------------------------------             -------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:       250-954-0791
                                                      ------------


                                   None
                     -------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,005,000 Shares of $.001 par value
Common Stock outstanding as of October 10, 2001.

                    PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                        SOUTHBORROUGH VENTURES, INC.
                (Formerly Southborrough Technology Corporation)
                       (An Exploration Stage Company)


                            FINANCIAL STATEMENTS


                             AUGUST 31, 2001
                          (Stated in U.S. Dollars)

                        SOUTHBORROUGH VENTURES, INC.
                (Formerly Southborrough Technology Corporation)
                       (An Exploration Stage Company)

                              BALANCE SHEET
                         (Stated in U.S. Dollars)



----------------------------------------------------------------------
                                            AUGUST 31      NOVEMBER 30
                                               2001             2000
----------------------------------------------------------------------
ASSETS

Current
     Cash                                   $    1,526     $    59,879
Mineral Property Interest                         -               -
                                            ----------     -----------
                                            $    1,526     $    59,879
======================================================================

LIABILITIES

Current
     Accounts payable                       $   13,084    $      -
     Loan payable                                5,320           -
                                            ----------     -----------
                                                18,404           -
                                            ----------     -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
     Authorized:
       100,000,000 common shares with a par
       value of $0.001 each

     Issued:
       5,005,000 common shares                   5,005           5,005

     Additional paid-in capital                 57,095          57,095

Deficit                                       (78,978)         (2,221)
                                            ----------     -----------
                                              (16,878)          59,879
                                            ----------     -----------
                                            $    1,526     $    59,879
======================================================================

                        SOUTHBORROUGH VENTURES, INC.
                (Formerly Southborrough Technology Corporation)
                       (An Exploration Stage Company)



                     STATEMENT OF OPERATIONS AND DEFICIT
                          (Stated in U.S. Dollars)

-------------------------------------------------------------------------
                                                              PERIOD FROM
                                   THREE           NINE        INCEPTION
                                  MONTHS         MONTHS        OCTOBER 17
                                   ENDED          ENDED          2000 TO
                                 AUGUST 31      AUGUST 31       AUGUST 31
                                   2001           2001            2001
-------------------------------------------------------------------------
Expenses
   Administrative services       $   -        $   30,538      $    30,538
   Mineral property option
     payments and exploration
     costs                           -            14,295           15,395
   Consulting fees                    3,000        9,000            9,000
   Office expenses                       16        1,992            2,013
   Professional fees                  1,701       19,842           20,942
   Stock transfer                        25        1,090            1,090
                                 ----------   ----------      -----------
Net Loss For The Period               4,742       76,757           78,978

Deficit Accumulated During The
   Exploration Stage, Beginning
   Of Period                        74,236         2,221              -
                                 ----------   ----------      -----------

Deficit Accumulated During The
   Exploration Stage, End Of
   Period                        $   78,978   $   78,978      $    78,978
=========================================================================

Loss Per Share                   $   (0.01)   $   (0.02)
========================================================

Weighted Average Number Of
   Shares Outstanding             5,005,000   5,005,000
=======================================================

                        SOUTHBORROUGH VENTURES, INC.
                (Formerly Southborrough Technology Corporation)
                       (An Exploration Stage Company)


                         STATEMENT OF CASH FLOWS
                        (Stated in U.S. Dollars)

-------------------------------------------------------------------------
                                                              PERIOD FROM
                                   THREE           NINE        INCEPTION
                                  MONTHS         MONTHS        OCTOBER 17
                                   ENDED          ENDED          2000 TO
                                 AUGUST 31      AUGUST 31       AUGUST 31
                                   2001           2001            2001
-------------------------------------------------------------------------
Cash Flows From Operating
Activity
   Net loss for the period       $  (4,742)   $ (76,757)      $  (78,978)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
   Shares issued for mineral
      property option payment          -             -                100
   Change in accounts payable         4,725       13,084           13,084
   Change in loan payable              -           5,320            5,320
                                 ----------   ----------      -----------
                                       (17)     (58,353)         (60,474)

Cash Flows From Financing
Activity
   Proceeds from issue of common
     shares                           -             -              62,000
                                 ----------   ----------      -----------
Increase (Decrease) In Cash            (17)     (58,353)            1,526

Cash, Beginning Of Period            1,543       59,879              -
                                 ----------   ----------      -----------

Cash, End Of Period              $   1,526   $    1,526       $     1,526
=========================================================================

                        SOUTHBORROUGH VENTURES, INC.
                (Formerly Southborrough Technology Corporation)
                       (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                            AUGUST 31, 2001
                        (Stated in U.S. Dollars)


                                                        DEFICIT
                               COMMON STOCK            ACCUMULATED
                    NUMBER OF              ADDITIONAL  DURING THE
                     COMMON       PAR       PAID IN    EXPLORATION
                     SHARES      VALUE      CAPITAL      STAGE        TOTAL
                   ----------   --------   ---------   ---------   ----------
Shares issued for
cash at $0.001      2,000,000   $ 2,000   $    -       $    -      $    2,000

Shares issued for
cash at $0.02       3,000,000     3,000       57,000        -          60,000

Shares issued for
mineral property        5,000         5           95        -             100

Net loss for the
Period                    -         -            -       (2,221)      (2,221)
                   ----------   --------   ---------   ---------   ----------
Balance,
November 30, 2000   5,005,000      5,005      57,095     (2,221)       59,879

Net loss for the
Period                   -         -             -      (76,757)     (76,757)
                   ----------   --------   ---------   ---------   ----------
Balance,
August 31, 2001     5,005,000   $  5,005   $  57,095   $(78,978)   $ (16,878)
                   ==========   ========   =========   =========   ==========

                        SOUTHBORROUGH VENTURES, INC.
                (Formerly Southborrough Technology Corporation)
                       (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                             AUGUST 31, 2001
                         (Stated in U.S. Dollars)



1.     BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2000 audited financial statements and notes thereto.


2.     RELATED PARTY TRANSACTION

During the three months ended August 31, 2001, $3,000 was accrued for consulting fees owed to the Company's president.

Item 2.     Management's Discussion and Analysis or Plan of Operations

In General

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We own an option to acquire an interest in the mineral claim located in the Slocan Mining District of the Province of British Columbia, Canada that we refer to as the Cedar mineral claim. Our plan of operations is to carry out exploration work on the Cedar mineral claim in order to ascertain whether this claim possesses commercially exploitable quantities of silver, lead or zinc. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Cedar mineral claim until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

Cedar Mineral Claim Option Agreement

We have obtained the option to acquire a 100% interest in the Cedar mineral claim. We acquired our interest in the Cedar mineral claim pursuant to an agreement dated November 20, 2000 between Mr. Locke
B. Goldsmith and us. Mr. Goldsmith is the owner of the Cedar mineral claim. We paid cash consideration to Mr. Goldsmith for the grant of the option in the amount of $1,000 on November 20, 2000 upon execution of the option agreement. The option agreement was amended by the mutual consent of the parties on February 27, 2001.
 The option agreement was further amended on July 29, 2001 to extend the dates for completion of the required exploration expenditures for an additional one year period.

We will have exercised our option to acquire the 100% interest in the Cedar mineral claim when we have:

(A) paid Mr. Goldsmith $1,000 (paid upon the execution of the option agreement);

(B) incurred an aggregate of $135,000 of property exploration expenditures on the Cedar mineral claim within the following periods:

  (1)   $5,000 on or before July 31, 2002;
  (2)   a further $10,000.00 on or before October 31, 2002;
  (3)   a further $120,000.00 on or before October 31, 2003;

(C) issued to Mr. Goldsmith an aggregate of 55,000 shares of our common stock, as follows:

  (1) 5,000 upon execution of the option agreement (already issued); and
  (2) 50,000 upon the completion of the third phase of the exploration program on the Cedar mineral claim on or before October 31, 2003.

Plan of Operations

We have obtained a geological evaluation report on the Cedar mineral claim. The geological report was prepared by John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd. The geological report recommended the completion of a three phase geological exploration work program on the Cedar mineral claim.

Our current business plan is to conduct exploration sufficient to determine whether there is reason to begin an extensive and costly exploration program. We have determined to complete phase one of the exploration program recommended by the geological report and we have paid an amount of $5,000 to complete this phase. We are presenting undertaking this phase and we anticipate receiving a geological report summarizing the results of this phase by the end of October 2001. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through July 31, 2002.

We anticipate spending the following amounts over the next twelve months in pursuing our plan of operations:

1. $12,000 on consulting fees payable to John Taylor, our president;

2. $20,000 on professional fees, including professional fees payable in connection with our ongoing obligations as a reporting company pursuant to the Securities Act of 1934;

3. $10,000 on exploration expenses, consisting of $10,000 for the second phase of our planned exploration program, subject to the receipt of positive results of the first phase of our exploration program and our obtaining sufficient financing to complete this second phase.

Total expenditures over the next twelve months are therefore expected to be $42,000.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated
cost of phase two of the exploration program is $10,000.   We will
not be able to commence phase two until the spring of 2002 due to lack of access to the Cedar mineral claim during the winter months on account of snow and the mountainous terrain in the region of the Cedar mineral claim.

The anticipated cost of phase three of the exploration program is $120,000, which is in excess of our projected cash reserves remaining upon completion of phase one and phase two of the exploration program.

Results Of Operations For The Nine Months Ended August 31, 2001

We did not earn any revenues during the nine months ended August
31, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $76,757 for the nine months ended August 31, 2001. Mineral property option payments and exploration costs totalled $14,295 for the nine months ended August 31, 2001 and consisted of option payments and exploration costs incurred on our Cedar mineral claim.
Professional fees totalled $19,482 for the nine months ended August 31, 2001. These professional fees were primarily attributable to our filing a Form SB-2 registration statement under the Securities Act of 1933 and our becoming a reporting issuer under the Securities Exchange Act of 1934. We also incurred management fees payable to Mr. John Taylor, our president, under his management agreement. Mr. Taylor has agreed to defer payment of these management fees until we achieve sufficient financing.

We incurred a loss of $76,757 for the nine months ended August 31, 2001. Our loss is entirely attributable to our operating expenses.

Liquidity And Capital Resources

We had cash of $1,526 as of August 31, 2001 and had a working capital deficit of $16,878 as of August 31, 2001.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt Southborrough Ventures will be able to continue as a going concern.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain a short-term loan from our president, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to proceed with our plan of operations over the next twelve months. We do not have any arrangements in place for any future equity financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all three phases of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

If we do not raise the financing necessary to enable us to complete the exploration expenditures required under the option agreement for the Cedar mineral claim, then our option will terminate and we will lose all our rights and interest in the Cedar mineral claim.
If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cedar mineral claim. We may also pursue acquiring interests in alternate mineral properties in the future.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.


                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K.


EXHIBITS

Exhibit 10.1 Option Amendment Agreement dated July 29, 2001 between the Company and Locke Goldsmith


REPORTS ON FORM 8-K

      None

                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:   October 12, 2001


SOUTHBORROUGH VENTURES INC.


By: /s/ John Taylor
    -------------------------------------
    JOHN TAYLOR
    President and Chief Executive Officer
    (Principal Executive Officer)
    Director


By: /s/ Marshall Bertram
    --------------------------------------
    MARSHALL BERTRAM
    Secretary and Treasurer and Chief Financial Officer
    (Principal Financial Officer)
    Director