Form 10KSB
period 2001-11-30
SOUTHBORROUGH VENTURES INC
filed 2002-03-15
CIK 1132487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
Act  Of  1934

        For  the  fiscal  year  ended  NOVEMBER  30,  2001
                                       -------------------

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:   0-30375
                            -------

                          SOUTHBORROUGH VENTURES, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

NEVADA                                      98-0339467
------                                      ----------
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification  No.)
------------------------------              ---------------------

1250 Saturna Drive
Parksville, British Columbia, Canada        V9P  2T5
----------------------------------------    -----------
(Address of principal executive offices)    (Zip Code)

(250) 954-0791
---------------------------
Issuer's  telephone  number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE
Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
COMMON  STOCK,  PAR  VALUE  $0.001  PER  SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements for the past 90 days.       Yes  [X]   No
[__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its  most  recent  fiscal  year   NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Our stock is not publicly traded. The most recent sale of our common stock was on November 30, 2000 for $0.02 per share. Based on this sale, the aggregate market value is $60,100

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,005,000 Shares of Common Stock at March  11,  2002.
-----------------------------------------------------

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

In  General

We are an exploration stage company. We plan to ultimately engage in the acquisition, and exploration of mineral properties and exploit mineral deposits demonstrating economic feasibility. We own an option to acquire an interest in the mineral claim described below under the heading Cedar mineral claim Option Agreement. Our plan of operations is to carry out exploration work on the Cedar mineral claim in order to ascertain whether this claim possesses commercially exploitable quantities of silver, lead or zinc. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Cedar mineral claim until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

Cedar  mineral  claim  Option  Agreement

We have obtained the option to acquire a 100% interest in a mineral claim situated in the Province of British Columbia, Canada. We refer to this mineral claim as the Cedar mineral claim. We acquired our interest in the Cedar mineral claim pursuant to an agreement dated November 20, 2000 between Mr. Locke B. Goldsmith and us. Mr. Goldsmith is the owner of the Cedar mineral claim. We paid cash consideration to Mr. Goldsmith for the grant of the option in the amount of $1,000 on November 20, 2000 upon execution of the option agreement. The option agreement was amended by the mutual consent of the parties on February 27, 2001. The option agreement was further amended on July 29, 2001 to extend the dates for completion of the required exploration expenditures for an additional one year period.

We are entitled to exercise the option to acquire the 100% interest in the Cedar mineral claim when we have:

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

(C) issued to Mr. Goldsmith an aggregate of 55,000 shares of our common stock, as follows:

  (1)   5,000  upon  execution  of  the  option  agreement (already issued); and
  (2) 25,000 shares upon the completion of the second phase of an exploration program on the Property on or before October 31, 2002; and
  (3) 25,000 shares upon the completion of the third phase of an exploration program on the Property on or before October 31, 2003;

In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Mr. Goldsmith the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. If we fail to make any required payment, issue any required shares or incur any required exploration expenditures, our option will terminate and we will have no further rights to the Cedar mineral claim.

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property. In addition, until we have secured a 100% interest in the Cedar mineral claim, we are obligated to maintain in good standing the Cedar mineral claim by:

   (A) the doing and filing of assessment work or making of payments in lieu thereof;
   (B)  the  payment  of  taxes  and  rentals;  and
   (C) the performance of all other actions necessary to keep the Cedar mineral claim free and clear of all liens and other charges.

Description  of  the  Cedar  Mineral  Claim

The Cedar mineral claim comprises one claim consisting of 16 units in the Slocan Mining Division of Central British Columbia, Canada. Mr. Locke B. Goldsmith recorded the claim on November 20, 2000. The claim currently expires on November 20, 2002. The claim can be extended for one year by conducting work on the claim equal to $100 per claim unit and by paying a filing fee of $10 per claim unit. After November 2003, it becomes necessary to conduct $200 per claim unit per year in order to extend the claim. A single work program can count for more than one year. In our case, work on the claim totaling $27,200 and payment of $1,600 in filing fees will extend our claim for 10 years. The total area of the Cedar mineral claim, after deducting four overlapping claims, is estimated to be 797.8 acres.

The Cedar mineral claim is located in the Slocan Mountain Range in the Selkirk Mountains of southeastern British Columbia, Canada. The Slocan Mountain Range is characterized by long, uniformly steep and heavily timbered slopes rising through about 5,000 feet to angular peaks and sharp narrow interconnecting mountain ridges. The original forest covering the claim has been removed by fires and logging for mining timber early in the twentieth century. The original forest has been replaced by second growth timber.

Location  of  the  Cedar  mineral  claim

The Cedar mineral claim is located in the Slocan Mining Division of central British Columbia approximately 12 miles from the Village of New Denver. The Village of New Denver is approximately 467 miles from Vancouver, British Columbia. New Denver is the nearest supply center to the property. The property is accessible from New Denver via British Columbia Highway No. 31A and dirt roads from Highway 31A. The Cedar mineral claim covers steep forested slopes of the Carpenter Creek Valley. The central part of the Cedar mineral claim area is accessible by the Carpenter Creek Valley access road during the snow-free part of the year. Mine access roads in various states of repair extend to higher elevations in the eastern and southwestern parts of the Cedar mineral claim.

History  of  the  Cedar  mineral  claim

Initial exploration work was done on the Cedar mineral claims prior to the 1920's, although no work has been recorded from this earlier exploration. The Cedar mineral claim has not been explored using modern geological exploration methods. During the 1990's, the southeastern part of the Cedar mineral claim area was held by an individual who retained a geologist to report upon the area and recommend work. The geologist recommended that the area now covered by the southeastern corner of the Cedar mineral claim should be explored to locate possible mineralization. This recommended geological work was not done.

The  Cedar  mineral  claim  has  not  hosted  any  known  mines.

Geological  Report

We have obtained a geological evaluation report on the Cedar mineral claim. The geological report was prepared by John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd. The geological report summarizes the results of the prior exploration of the Cedar claims and the geological formations on the property that were identified as a result of this prior exploration.

In his geological report, Mr. Ostler recommends proceeding with a three-phase, staged exploration program on the Cedar mineral claim based on his conclusion that prospecting, geological mapping and soil surveys are the exploration techniques that have been the most successful in locating silver-lead-zinc mineralization in the region. The initial phase of the recommended geological work program is comprised of the acquisition and analysis of satellite imaging maps of the Cedar mineral claim in order to make a preliminary assessment of mineralization. We paid $5,000 towards this initial geological work program. The results of the initial phase of the work program should be available in the Spring of 2002.

Mr. Ostler recommended that the second phase of the exploration program consist of prospecting and assay sampling. This second phase of the geological work program is estimated to require a budget of $10,000.

The third phase of the recommended exploration program is expected to consist of the prospecting and mapping of the whole of the Cedar mineral property. Soil surveys around any areas of potential strong mineralization would be included in this phase. This third phase of the geological work program is estimated to require a budget of $120,000. Mr. Ostler concluded in his geological report that the decision to proceed with each subsequent phase of the exploration program should be contingent upon reasonable encouragement having been gained from the results of the previous exploration program.

We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program. We will make a decision whether to proceed with phase three of the staged exploration program upon completion of this second phase of the geological work program and an analysis of the results of this second phase of the exploration program.

Should we determine at any time not to proceed to the next phase of the geological work program, we will use our remaining operating capital, if any, to obtain an option or options on other mineral claims. Funds will then be used to conduct mineral exploration activities on those claims. It is likely we will need further financing to pay for that exploration.

The three phase program recommended in the report constitutes a reconnaissance exploration program, which is only an initial phase of a full exploration effort. If we complete all three phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial three phase exploration program.

Compliance  with  Government  Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of British Columbia. We will be required to obtain work permits from the British Columbia Ministry of Energy Mines and Resources for any exploration work that results in a physical disturbance to the land. We will not be required to obtain a work permit for the first phase of our exploration program as this phase will not involve any physical disturbance. We will be required to obtain a work permit if we proceed with the second phase of our exploration program. There is no charge to obtain a work permit under the Mining Act. We will incur the expense of our consultant geologist to prepare the required submission to the Ministry of Energy Mines and Resources. As the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Energy Mines and Resources. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this prospectus other than our two officers.

The  services  of  Mr.  Taylor  are  provided  to  us  pursuant  to an executive consulting agreement between Mr. Taylor and us. We pay Mr. Taylor a consulting fee of $1,000 per month in consideration for his providing management and administration services to us. The consulting fee will increase to $5,000 per month in the event that Mr. Taylor is required to spend more than 50% of his business time on our business. The management agreement is for a term commencing December 1, 2000 and expiring on November 30, 2002.

We intend to conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We  do  not  have  any  subsidiaries.


Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially, any patents or trademarks.


ITEM  2.     DESCRIPTION  OF  PROPERTY.

We do not own or lease any property other than the option to acquire an interest in the Cedar mineral claims.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no bankruptcy, receivership or similar proceedings pending.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending November 30, 2001.


                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

No  Public  Market  for  Common  Stock

There is presently no public market for our common stock. We are in the process of applying for trading of our common stock on the over the counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Holders  of  Common  Stock

As of the date of March 11, 2002, there were 28 registered shareholders of our common stock.

Rule  144  Shares

A total of 2,000,000 shares of our common stock were available for resale to the public after October 21, 2001 in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding which, in our case, will equal approximately 50,050 shares as of the date of this filing; or

     2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this filing, persons who are our affiliates hold all of the 2,000,000 shares that may be sold pursuant to Rule 144 after October 21, 2001.

Stock  Option  Grants

To  date,  we  have  not  granted  any  stock  options.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (A) we would not be able to pay our debts as they become due in the usual course of business; or

     (B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Sales  of  Unregistered  Securities

We did not complete any sales of our common stock during our fiscal year ended November 30, 2001.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan  of  Operations

Our current business plan is to conduct exploration sufficient to determine whether there is reason to begin an extensive and costly exploration program. We have obtained a geological evaluation report on the Cedar mineral claim. The geological report was prepared by John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd. The geological report recommended the completion of a three phase geological exploration work program on the Cedar mineral claim. We paid $5,000 for phase one of the recommended geological exploration program. We expect phase one to be completed by the Spring of 2002.

Specifically,  we anticipate spending the following over the next twelve months:

*    $12,000 on consulting fees payable to John Taylor;
* $20,000 on professional fees, including professional fees payable in connection with the preparation of various periodic reports to be filed with the U.S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934;
* $10,000 on exploration expenses for the second phase of the exploration program;

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain a short-term loan from our President, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our President to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the Cedar mineral claim, then our option in will terminate and we will lose all our rights and interest in the Cedar mineral claim. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cedar mineral claim. We may also pursue acquiring interests in alternate mineral properties in the future.

Results  Of  Operations  for  Year  Ended  November  30,  2001

We did not earn any revenues during the twelve months ended November 30, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $94,509 for the twelve months ended November 30, 2001. We incurred mineral property option payments and exploration costs of $14,295 for the twelve months ended November 30, 2001, and $1,100 for the period from inception through November 30, 2000. These expenditures consisted of option payments and exploration costs incurred on our Cedar mineral claim. For the period ended November 30, 2001, we incurred costs of $30,538 for administrative services. We did not incur any similar costs for the period from inception through November 30, 2000.

We incurred professional fees of $ 34,571 for the twelve months ended November 30, 2001 as compared to $1,100 for the period from inception through November 30, 2000. These professional fees were primarily attributable to our filing a Form SB-2 registration statement under the Securities Act of 1933 and our becoming a reporting issuer under the Securities Exchange Act of 1934. For the period ended November 30, 2001 we also incurred $12,000 in management fees payable to Mr. John Taylor, our president, under his management agreement. Mr. Taylor has agreed to defer payment of these management fees until we achieve sufficient financing.

We incurred a net loss of $94,509 for the twelvemonths ended November 30, 2001 as compared to a net loss of $2,221 for the period from inception through November 30, 2000. Our loss is entirely attributable to our operating expenses.

Liquidity  And  Capital  Resources

We had cash of $362 as of November 30, 2001 and had a working capital deficit of $34,630 as of November 30, 2001. For the period ended November 30, 2001, we were able to sustain our operations by using cash raised during the previous fiscal year from the sale of our common stock, and by using $22,000 loaned to us. We can provide no assurance that we will be able to obtain additional funds through negotiation of loans at favorable terms or derived from the sale of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt Southborrough Ventures will be able to continue as a going concern.

We do not have sufficient capital to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain a short-term loan from our president, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to proceed with our plan of operations over the next twelve months. We believe that debt financing will not be an alternative for funding the complete exploration program.

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


Forward-Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM  7.  FINANCIAL  STATEMENTS.

The  information  requested by this item is set forth in Item 13 of this Report.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our executive officers and directors and their respective ages as of March 11, 2002 are as follows:

Directors:

Name  of  Director          Age
----------------------      ---
John  Taylor                57
Marshall  Bertram           63
Christopher  Sampson        57


Executive  Officers:

Name  of  Officer           Age   Office
--------------------        ---   -------
John  Taylor                57    President  and  Chief
                                  Executive  Officer
Marshall  Bertram           63    Secretary,  Treasurer
                                  and  C.F.O.


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. John Taylor is our president and chief executive officer and is a member of our board of directors. Mr. Taylor was appointed to our board of directors on October 17, 2000. Mr. Taylor was appointed as our president on October 17, 2000. Mr. Taylor was a fire fighter with the City of Vancouver from 1968 to November 1998. Upon retiring as a fire fighter, Mr. Taylor founded Sun Coast Skylights, a building contracting company, which he still owns and operates. Mr. Taylor devotes 15% of his business time to the management of Southborrough Ventures. He spends the balance of his business time managing Sun Coast Skylights. Mr. Taylor has sufficient flexibility with Sun Coast Skylights to devote more time to Southborrough Ventures as necessary. Mr. Taylor was a director of North American Fire Guardian Tech. from 1990 to 1997.

Mr. Marshall Bertram is our secretary, treasurer and chief financial officer and is a member of our board of directors. He was appointed to our board of directors and as our secretary, treasurer and chief financial officer on October 17, 2000. Mr. Bertram is also the president and a director of Digital Ventures Inc., a company engaged in the business of mineral exploration and publicly traded on the Canadian Venture Exchange, from June 1998 to present. Additionally, Mr. Bertram is the vice-president and a director of Rampart
Ventures Ltd., a company engaged in the business of mineral exploration and publicly traded on the Canadian Venture Exchange, from December

1998 to present. Mr. Bertram was the chief financial officer and a director of Kenrich Mining Corporation, a company engaged in the business of mineral exploration and publicly traded on the Canadian Venture Exchange, from 1993 to March 1998.

Mr. Bertram devotes time to Southborrough Ventures on an as needed basis. At the present time Mr. Bertram spends approximately two hours per week on our business. Since Mr. Bertram is an officer and director of two companies engaged in mineral exploration in addition to Southborrough Ventures, it is possible conflicts of interests may arise regarding available mineral interests, available investment capital and other issues related to mineral exploration companies.

Mr. Christopher Sampson is a member of our board of directors. He was appointed to our board of directors on December 4, 2000. Mr. Sampson is an independent economic geologist consulting in economic analysis of exploration properties and mineral deposits. He also consults in planning and managing exploration programs and ore reserve calculations. He consults through his own company, Sampson Engineering. He founded Sampson Engineering in 1982 and still consults through Sampson engineering today. Mr. Sampson has also served as the president of Pacific Booker Minerals Inc., a company engaged in the mineral exploration of two copper deposits, from 1995 to the present. Mr. Sampson received his professional education at the Royal School of Mines, Imperial College, University of London from 1962 through 1966.

Mr. Sampson has been a member of the Professional Engineers of British Columbia since 1976, the Institution of Mining and Metallurgy since 1974, the Canadian Institute of Mining and Metallurgy since 1967 and the Geological Association of Canada since 1967. To date, he has only spent incidental time on matters for Southborrough Ventures including board resolutions and initial corporate planning. As we begin exploration, he will spend additional time as needed to consult on our exploration activities.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officers and directors described above.


Section  16(A)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2001 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

                                   Number    Transactions   Known Failures
                                   Of late   Not Timely     To File a
Name and principal position        Reports   Reported       Required Form
---------------------------        -------   ------------   --------------

John Taylor                           1          0                  0
(President, C.E.O., and Director)
Marshall Bertram                      1          0                  0
(Secretary, Treasurer, C.F.O., and Director)
Christopher Sampson                   1          0                  0
(Director)
--------------------------------------------------------------------------------


ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended November 30, 2001. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

--------------------------------------------------------------------------------

                        Summary Compensation Table

                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual    Awards       Payouts  Other
                                           Com-   -------------   -------   Com-
                                           pen-   Restricted                pen-
                                           sa-    Stock  Options/   LTIP    sa-
Name        Title      Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----        -----      ---- -------- ----- ------ ------- ------- --------- ----
John
Taylor(1)   President, 2001  $12,000   0     $0      0       0        0       0
            CEO, &     2000  $ 1,000   0     $0      0       0        0       0
            Director   1999   N/A     N/A    N/A    N/A     N/A      N/A     N/A
--------------------------------------------------------------------------------

Marshall
Bertram     Secretary, 2001   0        0      0      0       0        0       0
            Treasurer, 2000   0        0      0      0       0        0       0
            C.F.O.,    1999   0        0      0      0       0        0       0
            and
            Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Christopher
Sampson     Director   2001   0        0      0      0       0        0       0
                       2000   0        0      0      0       0        0       0
                       1999   0        0      0      0       0        0       0
--------------------------------------------------------------------------------
Notes:
(1) Compensation attributable to Mr. Taylor is paid pursuant to a management between us and Mr. Taylor. See below under "Management Agreement".


STOCK  OPTION  GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended November 30, 2001. We have also not granted any stock options to the executive officers since November 30, 2001.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended November 30, 2001. No stock options have been executed since November 30, 2002

OUTSTANDING  STOCK  OPTIONS

We  do  not  have  any  stock  options  outstanding.

MANAGEMENT  AGREEMENT

The services of Mr. Taylor are provided to us pursuant to an executive consulting agreement. Under the agreement Mr. Taylor has supervisory responsibilities for all business, financial and managerial affairs of Southborrough Ventures and shall perform such other duties as reasonably assigned by the board of directors. His fee is $1,000 per month. The fee shall increase to $5,000 per month in the event it becomes necessary for him to devote 50% or more of his business time to fulfil his obligations under the agreement. The current term of the agreement is from December 1, 2000, to November 30, 2002.

This agreement is also described in Item 12 - Certain Relationships and Related Transactions. We do not have any employment or consultant agreement with Mr. Bertram and we do not pay Mr. Bertram or Mr. Sampson any amount for acting as directors of the Company.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 11, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.




================================================================================
                Name  and  address        Number of Shares       Percentage of
Title of class  of beneficial owner       of Common Stock        Common Stock(1)
--------------  -------------------       ------------------     ---------------

================================================================================
Common Stock    John Taylor               1,500,000 shares             30%
                Director, President &
                Chief Executive Officer
                1250 Saturna Drive
                Parksville, British
                Columbia Canada

Common Stock    Marshall Bertram            500,000 shares             10%
                Secretary, Treasurer, CFO
                and Director
                15652 Aster Road
                Surrey, British
                Columbia Canada

Common Stock    Christopher Sampson            NIL shares             NIL
                Director
                2696 West 11th Avenue
                Vancouver, British
                Columbia Canada

Common Stock    All Officers and
                Directors                 2,000,000 shares             40%
                as a Group that consists
                of three people
--------------------------------------------------------------------------------
================================================================================
(1) As of March 11, 2002, there were 5,005,000 shares of our common stock issued and outstanding.
================================================================================


Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*    Any of our directors or officers;
*    Any person proposed as a nominee for election as a director;
* Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
*    Any of our promoters;
* Any relative or spouse of any of the foregoing persons who has the same house as such person.

Under the management agreement Mr. Taylor has supervisory responsibilities for all business, financial and managerial affairs of Southborrough Ventures and shall perform such other duties as reasonably assigned by the board of directors. His fee is $1,000 per month. The fee shall increase to $5,000 per month in the event it becomes necessary for him to devote 50% or more of his business time to fulfil his obligations under the agreement. The current term of the agreement is from December 1, 2000, to November 30, 2002.


ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K.



Item  13(a)  Financial  Statements
----------------------------------

Index  to  Financial  Statements:
Southborrough's audited Financial Statements, as described below, are attached hereto.

1.     Audited  Financial  Statements
(a)    Report  of  Independent  Auditor
(b)    Balance  Sheets
(c)    Statements  of  Operations  and  Deficit
(d)    Statements  of  Cash  Flows
(e)    Statements  of  Changes  in  Stockholder's  Equity
(f)    Notes  to  Financial  Statements

                          SOUTHBORROUGH VENTURES, INC.
                 (Formerly Southborrough Technology Corporation)
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT



To  the  Shareholders  and  Directors
Southborrough  Ventures,  Inc.
(Formerly  Southborrough  Technology  Corporation)
(An  exploration  stage  company)

We have audited the balance sheets of Southborrough Ventures, Inc. (formerly Southborrough Technology Corporation) (an exploration stage company) as at November 30, 2001 and 2000, and the statements of operations and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended November 30, 2001, and for the period from October 17, 2000 to November 30, 2000, and for the period from October 17, 2000 (date of inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2001 and 2000, and the results of its operations and cash flows for the year ended November 30, 2001, and for the period from October 17, 2000 to November 30, 2000, and for the period from October 17, 2000 (date of inception) to November 30, 2001 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(c). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, B.C.                                         /s/ Morgan & Company

February 20, 2002                                       Chartered Accountants


                         SOUTHBORROUGH  VENTURES,  INC.
                 (Formerly Southborrough Technology Corporation)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                               NOVEMBER  30
                                                              2001       2000
-------------------------------------------------------------------------------

ASSETS

Current
  Cash                                                      $    362   $59,879

Mineral Property Interest (Note 3)                                 -         -
                                                            -------------------
                                                            $    362   $59,879
===============================================================================

LIABILITIES

Current
  Accounts payable                                          $ 12,972   $     -
  Loan payable                                                22,020         -
                                                            -------------------
                                                              34,992         -
                                                            -------------------

STOCKHOLDERS' EQUITY

Share Capital
  Authorized:
    100,000,000 common shares with a par value of $0.001 each

  Issued:
    5,005,000 common shares                                    5,005     5,005

  Additional paid-in capital                                  57,095    57,095

Deficit Accumulated During The Exploration Stage             (96,730)   (2,221)
                                                            -------------------
                                                             (34,630)   59,879
                                                            -------------------
                                                            $    362   $59,879
===============================================================================


Approved by the Board of Directors:


-----------------------------------           ---------------------------------


                                     SOUTHBORROUGH  VENTURES,  INC.
                            (Formerly Southborrough Technology Corporation)
                                    (An Exploration Stage Company)

                                 STATEMENTS OF OPERATIONS AND DEFICIT
                                       (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------
                                                                           PERIOD FROM     PERIOD FROM
                                                                            INCEPTION       INCEPTION
                                                             YEAR           OCTOBER 17      OCTOBER 17
                                                             ENDED           2000 TO         2000 TO
                                                           NOVEMBER 30     NOVEMBER 30     NOVEMBER 30
                                                              2001            2000            2001
------------------------------------------------------------------------------------------------------

Expenses
  Administrative services                                  $   30,538      $        -      $   30,538
  Interest and bank charges                                       102              21             123
  Legal and accounting                                         34,571           1,100          35,671
  Management services                                          12,000               -          12,000
  Mineral property option payments
    and exploration costs                                      14,295           1,100          15,395
  Office expense                                                1,913               -           1,913
  Stock transfer fees                                           1,090               -           1,090
                                                           -------------------------------------------

Net Loss For The Period                                        94,509           2,221      $   96,730
                                                                                           ===========

Deficit Accumulated During The
  Exploration Stage, Beginning Of Period                        2,221               -
                                                           ----------------------------

Deficit Accumulated During The
  Exploration Stage, End Of Period                         $   96,730      $    2,221
=======================================================================================

Loss Per Share                                             $     0.02      $     0.01
=======================================================================================



Weighted Average Number Of Shares Outstanding               5,005,000       1,839,200
=======================================================================================



                                    SOUTHBORROUGH  VENTURES,  INC.
                            (Formerly Southborrough Technology Corporation)
                                    (An Exploration Stage Company)

                                       STATEMENTS OF CASH FLOWS
                                       (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------------------------
                                                                            PERIOD FROM     PERIOD FROM
                                                                            INCEPTION       INCEPTION
                                                               YEAR         OCTOBER 17      OCTOBER 17
                                                               ENDED          2000 TO         2000 TO
                                                            NOVEMBER 30     NOVEMBER 30     NOVEMBER 30
                                                               2001            2000            2001
-------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                                   $  (94,509)     $  (2,221)      $  (96,730)

Adjustments To Reconcile Net Loss To Cash
Used By Operating Activities
  Shares issued for mineral property option payment                  -            100              100
  Increase in accounts payable                                  12,972              -           12,972
  Increase in loan payable                                      22,020              -           22,020
                                                            -------------------------------------------
                                                               (59,517)        (2,121)         (61,638)
                                                            -------------------------------------------
Cash Flows From Financing Activity
  Proceeds from issue of common shares                               -         62,000           62,000
                                                            -------------------------------------------

Increase (Decrease) In Cash                                    (59,517)        59,879              362

Cash, Beginning Of Period                                       59,879              -                -
                                                            -------------------------------------------

Cash, End Of Period                                         $    362        $  59,879       $      362
=======================================================================================================



SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS  INFORMATION

During the period ended November 30, 2000, the Company issued 5,000 common shares pursuant to the mineral property option agreement (Note 3).


                             SOUTHBORROUGH  VENTURES,  INC.
                   (Formerly Southborrough Technology Corporation)
                            (An Exploration Stage Company)

                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              NOVEMBER 30, 2001 AND 2000
                               (Stated in U.S. Dollars)



                                           COMMON STOCK                DEFICIT
                                 ----------------------------------  ACCUMULATED
                                   NUMBER OF             ADDITIONAL   DURING THE
                                    COMMON      PAR      PAID IN     EXPLORATION
                                    SHARES     VALUE     CAPITAL        STAGE      TOTAL
                                 -----------------------------------------------------------

Shares issued for cash at $0.001    2,000,000  $ 2,000   $      -    $       -    $  2,000

Shares issued for cash at $0.02     3,000,000    3,000     57,000            -      60,000

Shares issued for mineral property      5,000        5         95            -         100

Net loss for the period                     -        -          -       (2,221)     (2,221)
                                 -----------------------------------------------------------

Balance, November 30, 2000          5,005,000    5,005     57,095       (2,221)     59,879

Net loss for the period                     -        -          -      (94,509)    (94,509)
                                 -----------------------------------------------------------

Balance, November 30, 2001          5,005,000  $ 5,005   $ 57,095    $ (96,730)   $(34,630)
                                 ===========================================================



                          SOUTHBORROUGH VENTURES, INC.
                 (Formerly Southborrough Technology Corporation)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



1.     OPERATIONS

a)     Organization

The  Company  was  incorporated  in  the State of Nevada, U.S.A., on October 17,
2000.

b)     Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $96,730 for the period from October 17, 2000 (inception) to November 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                          SOUTHBORROUGH VENTURES, INC.
                 (Formerly Southborrough Technology Corporation)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

a)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being  expensed.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)     monetary  items  at  the  rate  prevailing  at  the  balance  sheet date;
ii)    non-monetary  items  at  the  historical  exchange  rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.

d)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)     Loss  Per  Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown as the effect is anti-dilutive.

                          SOUTHBORROUGH VENTURES, INC.
                 (Formerly Southborrough Technology Corporation)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



3.     MINERAL  PROPERTY  INTEREST

By an agreement dated November 20, 2000, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In  order  to  earn  its  interest,  the  Company  is  required  to:

i)     pay  $1,000  on  execution  of  the  agreement  (paid);
ii) issue a total of 55,000 common shares of the Company, comprising 5,000 upon execution of the agreement (issued), and 25,000 shares upon completion of the second phase of an exploration program on the Property on or before October 31, 2002; and 25,000 shares upon the completion of the third phase of an exploration program on the Property on or before October 31, 2003.
iii) incur an aggregate of $135,000 on exploration expenditures, comprising $5,000 by July 31, 2002, $10,000 on or before October 31, 2002, and
       $120,000 on October  31,  2003.


4.     RELATED  PARTY  TRANSACTION

During the year ended November 30, 2001, the Company paid $12,000 (2000 - $Nil) to a director pursuant to the agreement referred to in Note 6.


5.     CONTINGENCY

       Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


6.     COMMITMENT

Effective December 1, 2000, the Company has entered into a management agreement with a director. The agreement is for management services at $1,000 per month and expires on November 30, 2002. The fee will increase to $5,000 per month upon the Company achieving sufficient financing for advanced exploration activities requiring the director to spend 50% or more of his time performing the duties outlined in the agreement.

Item  13(b)  Exhibits
---------------------

     3.1     Articles  of  Incorporation  (1)
     3.2     Certificate  of  Amendment  to  Articles  of  Incorporation  (1)
     3.3     Amended  By-Laws  (1)
     10.1    Option  Agreement  dated  November  20,  2000  between
             the Company and Locke  B. Goldsmith  (1)
     10.2    Amendment  to  Option  Agreement  (1)
     10.3 Option Amendment Agreement dated July 29, 2001 between the Company and Locke Goldsmith (2)
     10.3 Executive Consulting Agreement between the Company and John H. Taylor dated December 1, 2000 (1)
     99.1    Risk  Factors

(1) Previously filed as an exhibit to Southborrough Ventures' Form SB-2 filed with the Commission on April 13, 2001.

(2) Previously filed as an exhibit to Southborrough Ventures' Form 10-QSB filed with the Commission on October 15, 2001.




Item  13(c)  Reports  on  Form  8-K
-----------------------------------

No reports on Form 8-K were filed during the last quarter of our fiscal year ended November 30, 2001. No reports on Form 8-K have been filed since November 30, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHBORROUGH  VENTURES  INC.


By:   /s/ John Taylor
     ___________________________________
     John  Taylor
     President
     Director
     Date:     March  14,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ John Taylor
By:  ___________________________________
     John  Taylor
     President  and  C.E.O.
     (Principal  Executive  Officer)
     Director

     Date:     March  14,  2002

      /s/ Marshall Bertram
By:  ___________________________________
     Marshall  Bertram
     Secretary,  Treasurer  &  C.F.O.
     (Principal  Financial  Officer)
     Director
     Date:     March  14,  2002

      /s/ Christopher Sampson
By:  ___________________________________
     Christopher  Sampson
     Director
     Date:     March  14,  2002