Form 10QSB
period 2002-02-28
SOUTHBORROUGH VENTURES INC
filed 2002-04-22
CIK 1132487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  February  28,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  _____to  ____


          Commission  File  Number:     333-58972
                                        ---------

                           SOUTHBORROUGH VENTURES INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                             98-0339467
--------------------------------                   ----------------------------
(State  or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                     No.)


1250 Saturna Drive, Parksville,
British Columbia, Canada                           V9P  2T5
---------------------------------------            -----------
(Address of principal executive offices)           (Zip  Code)

Issuer's telephone number, including area code:    250-954-0791
                                                   ------------

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,005,000 Shares of $.001 par value Common Stock outstanding as of April 12, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.     Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                           SOUTHBORROUGH VENTURES INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                FEBRUARY 28, 2002
                            (Stated in U.S. Dollars)


                             SOUTHBORROUGH  VENTURES  INC.
                            (An Exploration Stage Company)

                                    BALANCE SHEET
                               (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                    FEBRUARY 28      NOVEMBER 30
                                                       2002             2001
--------------------------------------------------------------------------------

ASSETS

Current
  Cash                                              $       429      $      362

Mineral Property Interest                                     -               -
                                                    ----------------------------
                                                    $       429      $      362
================================================================================

LIABILITIES

Current
  Accounts payable                                  $    17,556      $   12,972
  Loan payable                                           26,020          22,020
                                                    ----------------------------
                                                         43,576          34,992
                                                    ----------------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares with a par value of $0.001 each

  Issued:
    5,005,000 common shares                               5,005           5,005

  Additional paid-in capital                             57,095          57,095

Deficit                                                (105,247)        (96,730)
                                                    ----------------------------
                                                        (43,147)        (34,630)
                                                    ----------------------------

                                                    $       429      $      362
================================================================================



                                       SOUTHBORROUGH  VENTURES  INC.
                                    (An  Exploration  Stage  Company)

                                   STATEMENT OF OPERATIONS AND DEFICIT
                                         (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                      INCEPTION
                                                                      OCTOBER 17
                                               THREE MONTHS ENDED       2000 TO
                                                   FEBRUARY 28       FEBRUARY 28
                                                 2002        2001         2002
--------------------------------------------------------------------------------

Expenses
  Administrative services                     $        -  $   20,038  $   30,538
  Interest and bank charges                           21          40         144
  Legal and accounting                             5,446       5,630      41,117
  Management services                              3,000       3,000      15,000
  Mineral property option payments and
    exploration costs                                  -       4,295      15,395
  Office expenses                                      -       1,318       1,913
  Stock transfer fees                                 50           -       1,140
                                              ----------------------------------
Net Loss For The Period                            8,517      34,321     105,247

Deficit Accumulated During The Exploration
 Stage, Beginning Of Period                       96,730       2,221           -
                                              ----------------------------------

Deficit Accumulated During The Exploration
  Stage, End Of Period                        $  105,247  $   36,542  $  105,247
================================================================================

Loss Per Share                                $     0.01  $     0.01  $     0.02
================================================================================

Weighted Average Number Of Shares
  Outstanding                                  5,005,000   5,005,000   5,005,000
================================================================================



                                       SOUTHBORROUGH  VENTURES  INC.
                                     (An  Exploration  Stage  Company)

                                          STATEMENT OF CASH FLOWS
                                          (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------
                                                                             PERIOD FROM
                                                                               INCEPTION
                                                                              OCTOBER 17
                                                         THREE MONTHS ENDED     2000 TO
                                                             FEBRUARY 28     FEBRUARY 28
                                                            2002      2001        2002
----------------------------------------------------------------------------------------

Cash Flows From Operating Activity
  Net loss for the period                              $ (8,517)  $(34,321)  $(105,247)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activities
    Increase in prepaid expenses                              -    (20,205)          -
    Shares issued for mineral property
      option payment                                          -          -         100
    Increase in accounts payable                          4,584      5,602      17,556
    Increase in loan payable                              4,000      1,000      26,020
                                                       ---------------------------------
                                                             67    (47,924)    (61,571)

Cash Flows From Financing Activity
  Proceeds from issue of common shares                        -          -      62,000
                                                       ---------------------------------

Increase In Cash                                             67    (47,924)        429

Cash, Beginning Of Period                                   362     59,879           -
                                                       ---------------------------------

Cash, End Of Period                                    $    429   $ 11,955   $     429
========================================================================================


SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS  INFORMATION

During the period ended November 30, 2000, the Company issued 5,000 common shares pursuant to the mineral property option agreement (Note 3).


                                      SOUTHBORROUGH  VENTURES  INC.
                                    (An  Exploration  Stage  Company)

                    STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

                                            FEBRUARY 28, 2002
                                        (Stated in U.S. Dollars)



                                                 COMMON STOCK                  DEFICIT
                                    --------------------------------------   ACCUMULATED
                                      NUMBER OF                 ADDITIONAL    DURING THE
                                       COMMON          PAR       PAID IN     EXPLORATION
                                       SHARES         VALUE      CAPITAL        STAGE          TOTAL
                                    --------------   --------   ----------   -------------    ----------

Shares issued for cash at $0.001         2,000,000  $   2,000  $         -  $            -   $    2,000

Shares issued for cash at $0.02          3,000,000      3,000       57,000               -       60,000


Shares issued for mineral property           5,000          5           95               -          100

Net loss for the period                          -          -            -          (2,221)      (2,221)
                                    --------------------------------------------------------------------

Balance, November 30, 2000               5,005,000      5,005       57,095          (2,221)      59,879

Net loss for the period                          -          -            -         (94,509)     (94,509)
                                    --------------------------------------------------------------------

Balance, November 30, 2001               5,005,000      5,005       57,095         (96,730)     (34,630)

Net loss for the period                          -          -            -          (8,517)      (8,517)
                                    --------------------------------------------------------------------

Balance, February 28, 2002               5,005,000  $   5,005  $    57,095  $     (105,247)  $  (43,147)
                                    ====================================================================


                           SOUTHBORROUGH VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of February 28, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2001 audited financial statements and notes thereto.


2.     OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $105,247 for the period from October 17, 2000 (inception) to February 28, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           SOUTHBORROUGH VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

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

                           SOUTHBORROUGH VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


4.     MINERAL  PROPERTY  INTEREST

By an agreement dated November 20, 2000, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

In  order  to  earn  its  interest,  the  Company  is  required  to:

i)     pay  $1,000  on  execution  of  the  agreement  (paid);
ii) issue a total of 55,000 common shares of the Company, comprising 5,000 upon execution of the agreement (issued), and 25,000 shares upon completion of the second phase of an exploration program on the Property on or before October 31, 2002; and 25,000 shares upon completion of the third phase of the exploration program on the Property on or before October 31, 2003;
iii) incur an aggregate of $135,000 on exploration expenditures, comprising $5,000 by July 31, 2002, $10,000 on or before October 31, 2002, and
       $120,000 on October  31,  2003.


5.     RELATED  PARTY  TRANSACTION

During the period ended February 28, 2002, the Company accrued $3,000 (2000 - $3,000) to a director pursuant to the agreement referred to in Note 6.

                           SOUTHBORROUGH VENTURES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                            (Stated in U.S. Dollars)



6.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


7.     COMMITMENT

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

(C) issued to Mr. Goldsmith an aggregate of 55,000 shares of our common stock, as follows:

   (1)     5,000  upon  execution  of  the  option  agreement (already issued);
           and
   (2) 25,000 shares upon the completion of the second phase of an exploration program on the Property on or before October 31, 2002; and
   (3) 25,000 shares upon the completion of the third phase of an exploration program on the Property on or before October 31, 2003

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

Specifically,  we anticipate spending the following over the next twelve months:

-     $12,000  on  consulting  fees  payable  to  John  Taylor;
- $20,000 on professional fees, including professional fees payable in connection with the preparation of various periodic reports to be filed with the U.S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934;
- $10,000 on exploration expenses for the second phase of the exploration program;

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

Results  Of  Operations  for  Quarter  Ended  February  28,  2002

We did not earn any revenues during the three months ended February 28, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $8,517 for the three months ended February 28, 2002, compared to $34,321 for the same period in 2001. This $25,804 reduction in operating expenses is primarily attributable to decreases in administrative services expense from $20,038 to nil and office expenses reduced from $1,318 to nil, year over year. Mineral property option payments and exploration costs were nil compared to a total of $4,295 for the first quarter of 2001. Professional fees totalled $5,446 for the three months ended February 28, 2002, a small decrease from the $5,630 in fees incurred for the same period last year. These professional fees were primarily attributable to our becoming a reporting issuer under the Securities Exchange Act of 1934. We also incurred management fees payable to Mr. John Taylor, our president, under his management agreement. Mr. Taylor has agreed to defer payment of these management fees until we achieve sufficient financing.

We incurred a loss of $8,517 for the three months ended February 28, 2002. This compares with a net loss of $34,321 for the three months ended February 28, 2001. Our loss is entirely attributable to our operating expenses.

Liquidity  And  Capital  Resources

We had cash of $429 as of February 28, 2002 and had a working capital deficit of $43,147 as of February 28, 2002. For the period ended February 28, 2002, we were able to sustain our operations by using cash raised during the previous fiscal year from the sale of our common stock, and by using $22,000 loaned to us. We can provide no assurance that we will be able to obtain additional funds through negotiation of loans at favourable terms or derived from the sale of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt Southborrough Ventures will be able to continue as a going concern.

We anticipate that we will spend approximately $42,000 over the next twelve months in pursuing our plan of operations. Due to our working capital deficit, we do not have sufficient capital to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain a short-term loan from our president, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to proceed with our plan of operations over the next twelve months. We believe that debt financing will not be an alternative for funding the complete exploration program.

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

            None


REPORTS  ON  FORM  8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     April 18, 2002


SOUTHBORROUGH VENTURES INC.


By:  /s/ John Taylor
     -------------------------------------
     JOHN TAYLOR
     President and Chief Executive Officer
     (Principal Executive Officer)
     Director


By:  /s/ Marshall Bertram
     -------------------------------------
     MARSHALL BERTRAM
     Secretary and Treasurer and Chief Financial Officer
     (Principal Financial Officer)
     Director


By:  /s/ Christopher Sampson
     -------------------------------------
     CHRISTOPHER SAMPSON
     Director