Form 10QSB
period 2002-05-31
SOUTHBORROUGH VENTURES INC
filed 2002-07-22
CIK 1132487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]   Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
        Exchange  Act  of  1934

        For  the  quarterly  period  ended  MAY  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  _____to  ____


               Commission  File  Number:     333-58972
                                             ---------

                           SOUTHBORROUGH VENTURES INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                   98-0339467
--------------------------------         ----------
(State  or other jurisdiction of         (IRS Employer Identification No.)
incorporation  or  organization)


1250  SATURNA  DRIVE,  PARKSVILLE,
BRITISH  COLUMBIA,  CANADA               V9P  2T5
--------------------------               --------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                  250-954-0791
                                         ------------

                                      NONE
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,005,000 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JULY 15, 2001.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                          SOUTHBORROUGH VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                  MAY 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                         SOUTHBORROUGH  VENTURES,  INC.
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------



                               MAY 31     NOVEMBER 30
                                2002         2001
                            (UNAUDITED)    (Audited)


--------------------------------------------------------------------

ASSETS

CURRENT
  Cash                         $       -   $        362

MINERAL PROPERTY INTEREST            -              -
                               -------------------------
                               $       -   $        362
========================================================




LIABILITIES

CURRENT
  Accounts payable             $  27,139   $     12,972
  Loan payable                    26,171         22,020
                               -------------------------

                                  53,310         34,992
                               -------------------------





STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a
    par value of $0.001 each

  Issued:
    5,005,000 common shares        5,005          5,005

    Additional paid-in capital    57,095         57,095

DEFICIT                         (115,410)       (96,730)
                               -------------------------
                                 (53,310)       (34,630)
                               -------------------------

                               $       -   $        362
========================================================



                            SOUTHBORROUGH  VENTURES,  INC.
                            (AN EXPLORATION STAGE COMPANY)

                          STATEMENT OF OPERATIONS AND DEFICIT
                                      (UNAUDITED)
                               (STATED IN U.S. DOLLARS)








--------------------------------------------------------------------------------
                                                                   PERIOD FROM
                     THREE     SIX         THREE      SIX          INCEPTION
                     MONTHS    MONTHS      MONTHS     MONTHS       OCTOBER 17
                     ENDED     ENDED       ENDED      ENDED        2000 TO
                     MAY  31   MAY  31     MAY  31    MAY  31      MAY  31
                     2002       2002        2001       2001          2002
--------------------------------------------------------------------------------


EXPENSES
  Administrative
   services          $        -  $        -  $   10,500  $   30,538  $   30,538
  Interest and bank
   charges                   62          83           -           -         206
  Legal and accounting    7,101      12,547      12,511      18,141      48,218
  Management services     3,000       6,000       3,000       6,000      18,000
  Mineral property option
   payments and exploration
   costs                      -           -      10,000      14,295      15,395
  Office expenses             -           -         618       1,976       1,913
  Stock transfer fees         -          50       1,065       1,065       1,140
                      ----------------------------------------------------------

NET LOSS FOR THE PERIOD  10,163      18,680      37,694      72,015     115,410

DEFICIT ACCUMULATED
 DURING THE
 EXPLORATION STAGE,
 BEGINNING OF PERIOD    105,247      96,730      36,542       2,221           -
                      ----------------------------------------------------------


DEFICIT ACCUMULATED
 DURING THE
 EXPLORATION STAGE,
 END OF PERIOD       $  115,410  $  115,410  $   74,236  $   74,236  $  115,410

================================================================================
LOSS PER SHARE       $     0.01  $     0.01  $     0.01  $     0.01  $     0.02
================================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING          5,005,000   5,005,000   5,005,000   5,005,000   5,005,000
================================================================================




                              SOUTHBORROUGH  VENTURES,  INC.
                              (AN EXPLORATION STAGE COMPANY)

                                  STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)




                                                    PERIOD FROM
-------------------------------------------------------------------------------------------
                                                                               PERIOD FROM
                                 THREE     SIX         THREE      SIX          INCEPTION
                                 MONTHS    MONTHS      MONTHS     MONTHS       OCTOBER 17
                                 ENDED     ENDED       ENDED      ENDED        2000 TO
                                 MAY  31   MAY  31     MAY  31    MAY  31      MAY  31
                                   2002       2002        2001       2001          2002
-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITY
  Net loss for the period            $(10,163)  $(18,680)  $(37,694)  $(72,015)  $(115,410)

ADJUSTMENTS TO RECONCILE
 NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES
  Increase in prepaid expenses              -          -     20,205          -           -
  Shares issued for
   mineral property
   option payment                           -          -          -          -         100
 Increase in accounts
  payable                               9,583     14,167      2,757      8,359      27,139
 Increase in loan
  payable                                 151      4,151      4,320      5,320      26,171
                                     ------------------------------------------------------
                                         (429)      (362)   (10,412)   (58,336)    (62,000)

CASH FLOWS FROM
 FINANCING ACTIVITY
  Proceeds from
  issue of
  common shares                             -          -          -          -      62,000
                                     ------------------------------------------------------


INCREASE (DECREASE)
 IN CASH                                 (429)      (362)   (10,412)   (58,336)          -

CASH, BEGINNING
 OF PERIOD                                429        362     11,955     59,879           -
                                     ------------------------------------------------------


CASH (BANK INDEBTEDNESS),
 END OF PERIOD                       $      -   $      -   $  1,543   $  1,543   $       -
==========================================================================================





SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS  INFORMATION

During the period ended November 30, 2000, the Company issued 5,000 common shares pursuant to the mineral property option agreement (Note 4).

                          SOUTHBORROUGH VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)

STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

                                  MAY 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                              COMMON STOCK             DEFICIT
                         ----------------------------- ACCUMULATED
                         NUMBER OF          ADDITIONAL DURING THE
                         COMMON     PAR     PAID IN    EXPLORATION
                         SHARES     VALUE   CAPITAL    STAGE          TOTAL
                         ------------------------------------------------------

Shares issued
 for cash at $0.001      2,000,000  $2,000  $      -  $          -   $  2,000

Shares issued
 for cash at $0.02       3,000,000   3,000    57,000             -     60,000

Shares issued
 for mineral property        5,000       5        95             -        100

 Net loss for the period         -       -         -        (2,221)    (2,221)
                         ------------------------------------------------------

Balance,
 November 30, 2000       5,005,000   5,005    57,095        (2,221)    59,879

 Net loss for the period         -       -         -       (94,509)   (94,509)
                         ------------------------------------------------------

Balance,
 November 30, 2001       5,005,000   5,005    57,095       (96,730)   (34,630)

Net loss for
 the period                      -       -         -       (18,680)   (18,680)
                         ------------------------------------------------------

Balance,
 May 31, 2002            5,005,000  $5,005  $ 57,095  $   (115,410)  $(53,310)

                         ======================================================


                          SOUTHBORROUGH VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


                                  MAY 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of May 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2001 audited financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $115,410 for the period from October 17, 2000 (inception) to May 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          SOUTHBORROUGH VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                          SOUTHBORROUGH VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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


5.     RELATED  PARTY  TRANSACTION

During the period ended May 31, 2002, the Company accrued $6,000 (2001 - $6,000) to a director pursuant to the agreement referred to in Note 7.

                          SOUTHBORROUGH VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



6.     CONTINGENCY

     Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.


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

We will have exercised our option and acquired the 100% interest in the Cedar mineral claim when we have:

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

PLAN  OF  OPERATIONS

Our current business plan is to conduct exploration sufficient to determine whether there is reason to begin an extensive and costly exploration program. We have obtained a geological evaluation report on the Cedar mineral claim. The geological report was prepared by John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd. The geological report recommended the completion of a three phase geological exploration work program on the Cedar mineral claim. We paid $5,000 for phase one of the recommended geological exploration program. The field work for this first phase has been delayed due to weather and scheduling. The field work is currently in progress and will be completed by July 31, 2002. Accordingly, we anticipate the requirement of completion of exploration expenditures of $5,000 by July 31, 2002 required by our option agreement will be satisfied. We anticipate receiving a geological report summarising the results of this exploration and giving conclusions and recommendations as to further exploration by mid-August, 2002.

Specifically,  we anticipate spending the following over the next twelve months:

     *    $12,000  on  consulting  fees  payable  to  John  Taylor;
     * $10,000 on professional fees, including professional fees payable in connection with the preparation of various periodic reports to be filed with the U.S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934;
     * $10,000 on exploration expenses for the second phase of the exploration program, if we determine to proceed with this second phase based upon the results of the first phase;

Total expenditures over the next twelve months are therefore expected to be $42,000.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $10,000. The anticipated cost of phase three of the exploration program is $120,000. The anticipated costs of each of these phases is in excess of our projected cash reserves remaining upon completion of phase one of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all three phases of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

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

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the Cedar mineral claim, then our option in will terminate and we will lose all our rights and interest in the Cedar mineral claim. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cedar mineral claim. We may also pursue acquiring interests in alternate mineral properties or businesses in the future.

RESULTS  OF  OPERATIONS  FOR  QUARTER  ENDED  MAY  31,  2002

We did not earn any revenues during the six months ended May 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $18,680 for the six months ended May 31, 2002, compared to $72,015 for the same period in 2001. This $53,335 reduction in operating expenses is primarily attributable to decreases in administrative services expense from $30,538 to nil and office expenses reduced from $1,976 to nil, year over year. Mineral property option payments and exploration costs were nil compared to a total of $14,295 for the first six months of 2001. Professional fees totalled $12,547 for the six months ended May 31, 2002, a decrease from the $18,141 in fees incurred for the same period last year. These professional fees incurred in 2001 were primarily attributable to our filing a registration statement and becoming a reporting issuer under the Securities Exchange Act of 1934. We also incurred management fees payable to Mr. John Taylor, our president, under his management agreement. Mr. Taylor has agreed to defer payment of these management fees until we achieve sufficient financing, however we continue to accrue these fees as an account payable.

We incurred a loss of $18,680 for the six months ended May 31, 2002. This compares with a net loss of $72,015 for the six months ended May 31, 2001. Our loss is entirely attributable to our operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $NIL as of May 31, 2002, compared to cash of $362 as of November 30, 2001. We had a working capital deficit of $53,310 as of May 31, 2002, compared to a working capital deficit of $34,630 as of November 30, 2001.

For the six months ended May 31, 2002, we were able to sustain our operations by using $4,151 loaned to us by Mr. John Taylor, our president and by increasing our accounts payable. Our loan from Mr. Taylor is currently outstanding in the amount of $26,171. Our accounts payable includes the management fees deferred by Mr. Taylor. We can provide no assurance that we will be able to obtain additional funds through negotiation of loans at favourable terms or derived from the sale of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt Southborrough Ventures will be able to continue as a going concern.

We anticipate that we will spend approximately $32,000 over the next twelve months in pursuing our plan of operations. Due to our working capital deficit, we do not have sufficient capital to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain a short-term loan from our president, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to proceed with our plan of operations over the next twelve months. We believe that debt financing will not be an alternative for funding the complete exploration program.

If we do not raise the financing necessary to enable us to complete the exploration expenditures required under the option agreement for the Cedar mineral claim, then our option will terminate and we will lose all our rights and interest in the Cedar mineral claim. Particularly, if we do not proceed to complete the second phase of our exploration program by October 31, 2002, for which we currently do not have sufficient funds, then our option will terminate. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cedar mineral claim. We may also pursue acquiring interests in alternate mineral properties or acquisition of some other business in the future.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

We did not complete any sales of our common stock during our fiscal quarter ending May 31, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ending May 31, 2002.

ITEM  5.     OTHER  INFORMATION

Mr. Marshall Bertram resigned as a director and as our secretary, treasurer and chief financial officer on July 9, 2002. Mr. John Taylor has assumed the offices of secretary, treasurer and chief financial officer.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS

None


REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


Date:     July  19,  2002


SOUTHBORROUGH  VENTURES  INC.


By:  /s/ JOHN  TAYLOR
     ------------------------------
     JOHN  TAYLOR
     President  and  Chief  Executive  Officer
     Secretary  and  Treasurer  and  Chief  Financial  Officer
     (Principal  Executive  Officer  and  Principal  Financial  Officer)
     Director



By:  /s/ CHRISTOPHER  SAMPSON
     --------------------------------
     CHRISTOPHER  SAMPSON
     Director