Form 10QSB
period 2002-08-31
SOUTHBORROUGH VENTURES INC
filed 2002-10-15
CIK 1132487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  August  31,  2002

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  periodto


          Commission  File  Number     000-33127
                                       ---------

                           SOUTHBORROUGH VENTURES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                                  98-0339467
-------------------------------                         --------------------
(State or other jurisdiction of                         (IRS  Employer
incorporation or organization)                          Identification  No.)


1250 SATURNA DRIVE, PARKSVILLE
BRITISH COLUMBIA, CANADA                                V9P 2T5
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         250-954-0791
                                                        ------------

                                     None
          --------------------------------------------------------
          (Former  name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date:   5,005,000 SHARES OF $0.001 PAR VALUE
COMMON  STOCK  OUTSTANDING  AS  OF  OCTOBER  10,  2002.


Transitional  Small Business Disclosure Format (check one): Yes  [  ]   No  [ X]


                                    1 of 19

                         PART I - FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.



                                    2 of 19

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)





                                    3 of 19

                         SOUTHBORROUGH  VENTURES,  INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                            (Stated in U.S. Dollars)




-------------------------------------------------------------
                                    AUGUST 31     NOVEMBER 30
                                       2002           2001
-------------------------------------------------------------
                                   (Unaudited)     (Audited)
ASSETS

Current
  Cash                             $       -      $    362

Mineral Property Interest                  -             -
                                   ------------------------
                                   $       -      $    362
===========================================================

LIABILITIES

Current
  Accounts payable                 $  32,638      $ 12,972
  Loan payable                        26,171        22,020
                                   ------------------------

                                      58,809        34,992
                                   ------------------------


STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares with
     a par value of $0.001 each

  Issued:
    5,005,000 common shares            5,005         5,005

  Additional paid-in capital          57,095        57,095

Deficit                             (120,909)      (96,730)
                                   ------------------------

                                     (58,809)      (34,630)
                                   ------------------------


                                   $       -      $    362
===========================================================


                                    4 of 19

                              SOUTHBORROUGH  VENTURES,  INC.
                            (An  Exploration  Stage  Company)
                          STATEMENT OF OPERATIONS AND DEFICIT
                                      (Unaudited)
                               (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------
                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                             OCTOBER 17
                                 THREE MONTHS ENDED       NINE MONTHS ENDED     2000 TO
                                     AUGUST 31                AUGUST 31       AUGUST 31
                                 2002         2001        2002         2001        2002
---------------------------------------------------------------------------------------

Expenses
  Administrative services   $        -  $        -  $        -  $   30,538  $   30,538
  Interest and bank charges          -           -          83           -         206
  Legal and accounting           2,426       1,701      14,973      19,842      50,644
  Management services            3,000       3,000       9,000       9,000      21,000
  Mineral property option
   payments and
   exploration costs                 -           -           -      14,295      15,395
  Office expenses                    -          16           -       1,992       1,913
  Stock transfer fees               73          25         123       1,090       1,213
                            ----------------------------------------------------------
Net Loss For The Period          5,499       4,742      24,179      76,757     120,909

Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period           115,410      74,236      96,730       2,221           -
                            ----------------------------------------------------------

Deficit Accumulated During
 The Exploration Stage,
 End Of Period              $  120,909  $   78,978  $  120,909  $   78,978  $  120,909
======================================================================================

Loss Per Share              $     0.01  $     0.01  $     0.01  $     0.02  $     0.02
======================================================================================

Weighted Average Number
 Of Shares Outstanding       5,005,000   5,005,000   5,005,000   5,005,000   5,005,000
======================================================================================

                                    5 of 19

                          SOUTHBORROUGH  VENTURES,  INC.
                        (An  Exploration  Stage  Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Stated in U.S. Dollars)


------------------------------------------------------------------------------------
                                                                         PERIOD FROM
                                                                           INCEPTION
                                                                          OCTOBER 17
                                 THREE MONTHS ENDED    NINE MONTHS ENDED     2000 TO
                                      AUGUST 31            AUGUST 31       AUGUST 31
                                   2002      2001       2002       2001         2002
------------------------------------------------------------------------------------

Cash Flows From Operating
 Activity
  Net loss for the period      $(5,499)  $(4,742)  $(24,179)  $(76,757)  $(120,909)

Adjustments To Reconcile
 Net Loss To Net Cash Used
 By Operating Activities
  Shares issued for mineral
   property option payment           -         -          -          -         100
  Increase in accounts
   payable                       5,499     4,725     19,666     13,084      32,638
  Increase in loan payable           -         -      4,151      5,320      26,171
                               ----------------------------------------------------
                                     -       (17)      (362)   (58,353)    (62,000)

Cash Flows From Financing
 Activity
  Proceeds from issue of
   common shares                     -         -          -          -      62,000
                               ----------------------------------------------------

Increase (Decrease) In Cash          -       (17)      (362)   (58,353)          -

Cash, Beginning Of Period            -     1,543        362     59,879           -
                               ----------------------------------------------------

Cash (Bank Indebtedness),
 End Of Period                 $     -   $ 1,526   $      -   $  1,526   $       -
===================================================================================

                                    6 of 19

                            SOUTHBORROUGH  VENTURES,  INC.
                          (An  Exploration  Stage  Company)

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    AUGUST 31, 2002
                                      (Unaudited)
                               (Stated in U.S. Dollars)



                                            COMMON STOCK             DEFICIT
                                    -----------------------------  ACCUMULATED
                                    NUMBER OF          ADDITIONAL  DURING THE
                                     COMMON     PAR     PAID IN    EXPLORATION
                                     SHARES    VALUE    CAPITAL      STAGE      TOTAL
                                    --------------------------------------------------

Shares issued for cash at $0.001    2,000,000  $2,000  $      -  $       -   $  2,000

Shares issued for cash at $0.02     3,000,000   3,000    57,000          -     60,000

Shares issued for mineral property      5,000       5        95          -        100

Net loss for the period                     -       -         -     (2,221)    (2,221)
                                    --------------------------------------------------

Balance, November 30, 2000          5,005,000   5,005    57,095     (2,221)    59,879

Net loss for the period                     -       -         -    (94,509)   (94,509)
                                    --------------------------------------------------

Balance, November 30, 2001          5,005,000   5,005    57,095    (96,730)   (34,630)

Net loss for the period                     -       -         -    (24,179)   (24,179)
                                    --------------------------------------------------

Balance, August 31, 2002            5,005,000  $5,005  $ 57,095  $(120,909)  $(58,809)
                                    ==================================================



                                    7 of 19

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of August 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2001 audited financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $120,909 for the period from October 17, 2000 (inception) to August 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                    8 of 19

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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


                                    9 of 19

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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


5.     RELATED  PARTY  TRANSACTION

During  the  period  ended  August  31, 2002, the Company accrued $9,000 (2001 -
$9,000)  to  a  director  pursuant  to  the  agreement  referred  to  in Note 7.


                                    10 of 19

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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



                                    11 of 19

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

In  General

We are an exploration stage company. We plan to ultimately engage in the acquisition and exploration of mineral properties and exploit mineral deposits demonstrating economic feasibility. We own an option to acquire an interest in the mineral claim described below under the heading Cedar mineral claim Option Agreement. Our plan of operations is to carry out exploration work on the Cedar mineral claim in order to ascertain whether this claim possesses commercially exploitable quantities of silver, lead or zinc. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Cedar mineral claim until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

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

(B) incurred an aggregate of $135,000 of property exploration expenditures on the Cedar mineral claim within the following periods:

     (1) $5,000 on or before July 31, 2002 (these exploration expenditures have been completed);
     (2)  a  further  $10,000.00  on  or  before  October  31,  2002;
     (3)  a  further  $120,000.00  on  or  before  October  31,  2003;

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

Plan  of  Operations

Our current business plan is to conduct exploration sufficient to determine whether there is reason to begin an extensive and costly exploration program. We have obtained a geological evaluation report on the Cedar mineral claim. The geological report was prepared by John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd. The geological report recommended the completion of a three phase geological exploration work program on the Cedar mineral claim. We paid $5,000 for phase one of the recommended geological exploration program which was completed in the three months ended August 31, 2002. The completion of this exploration work satisfied the requirement under our option agreement that we incur $5,000 in exploration expenditures by July 31, 2002. We have received a geological report summarizing the conclusions and recommendations of this first phase of the exploration program.

Specifically,  we anticipate spending the following over the next twelve months:


                                    12 of 19

-    $12,000  on  consulting  fees  payable  to  John  Taylor;
- $10,000 on professional fees, including professional fees payable in connection with the preparation of various periodic reports to be filed with the U.S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934;
- $10,000 on exploration expenses for the second phase of the exploration program, if we are able to raise the financing necessary to complete this second phase.

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

If we do not complete the share issuances or the exploration expenditures required under the option agreement for the Cedar mineral claim, including the exploration expenditure requirement of $10,000 by October 31, 2002, then our option in will terminate and we will lose all our rights and interest in the Cedar mineral claim. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cedar mineral claim. We may also pursue acquiring interests in alternate mineral properties or businesses in the future.

Results  Of  Operations  for  Quarter  Ended  August  31,  2002

We did not earn any revenues during the nine months ended August 31, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $24,179 for the nine months ended August 31, 2002, compared to $76,757 for the same period in 2001. This $52,578 reduction in operating expenses is primarily attributable to decreases in administrative services expense from $30,538 to nil and office expenses reduced from $1,992 to nil, year over year. Mineral property option payments and exploration costs were nil compared to a total of $14,295 for the first nine months of 2001. Professional fees totalled $14,973 for the nine months ended
August 31, 2002, a decrease from the $19,872 in fees incurred for the same period last year. These professional fees incurred in 2001 were primarily attributable to our filing a registration statement and becoming a reporting issuer under the Securities Exchange Act of 1934. We also incurred management fees payable to Mr. John Taylor, our president, under his management


                                    13 of 19
agreement. Mr. Taylor has agreed to defer payment of these management fees until we achieve sufficient financing, however we continue to accrue these fees as an account payable.

We incurred a loss of $24,179 for the nine months ended August 31, 2002. This compares with a net loss of $76,757 for the nine months ended August 31, 2001. Our loss is entirely attributable to our operating expenses.

Liquidity  And  Capital  Resources

We had cash of $NIL as of August 31, 2002, compared to cash of $362 as of November 30, 2001. We had a working capital deficit of $58,809 as of August 31, 2002, compared to a working capital deficit of $34,630 as of November 30, 2001.

For the nine months ended August 31, 2002, we were able to sustain our operations by using $4,151 loaned to us by Mr. John Taylor, our president and by increasing our accounts payable. Our loan from Mr. Taylor is currently outstanding in the amount of $26,171. Our accounts payable includes the management fees deferred by Mr. Taylor. We can provide no assurance that we will be able to obtain additional funds through negotiation of loans at favourable terms or derived from the sale of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt Southborrough Ventures will be able to continue as a going concern.

We anticipate that we will spend approximately $32,000 over the next twelve months in pursuing our plan of operations, if we able to raise the financing necessary for us to pursue our plan of operaitons. Due to our working capital deficit, we do not have sufficient capital to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain a short-term loan from our president, although no such arrangement has, as yet, been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to proceed with our plan of operations over the next twelve months. We believe that debt financing will not be an alternative for funding the complete exploration program.

If we do not raise the financing necessary to enable us to complete the exploration expenditures required under the option agreement for the Cedar mineral claim, then our option will terminate and we will lose all our rights and interest in the Cedar mineral claim. Particularly, if we do not proceed to complete the second phase of our exploration program by October 31, 2002, for which we currently do not have sufficient funds, then our option will terminate. Given our lack of working capital, we are attempting to negotiate an extension to this October 31, 2002 in order to give us sufficient time to raise the necessary capital to proceed with the second phase of exploration. There is no assurance that an extension will be obtained.

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

ITEM  3.     CONTROLS  AND  PROCEDURES



As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the


                                    14 of 19

90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. John Taylor, the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


                           PART II--OTHER INFORMATION


ITEM 1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended August 31, 2002.


ITEM 3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the third quarter ended August 31, 2002.


ITEM 5.     OTHER  INFORMATION.

None.


                                    15 of 19

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBITS


Exhibit Number                        Description of Exhibit
--------------     ------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

================================================================================

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

================================================================================


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended August 31, 2002.
No  Current  Reports  on  Form  8-K  have  been  filed  since  August  31, 2002.


                                    16 of 19

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHBORROUGH  VENTURES  INC.

Date:  October 11, 2002


By:  /s/ John Taylor
     --------------------------------
     JOHN TAYLOR
     CHIEF EXECUTIVE OFFICER,
     PRESIDENT, CHIEF FINANCIAL OFFICER
     AND DIRECTOR


                                    17 of 19

                                 CERTIFICATIONS

I, JOHN TAYLOR, Chief Executive Officer and Chief Financial Officer, certify that;

1. I have reviewed this quarterly report on Form10-QSB of SOUTHBORROUGH VENTURES INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 11, 2002             /s/ John Taylor
                                    ___________________________________
                                    (Signature)

                                    Chief Executive Officer and Chief
                                    Financial Officer
                                    ___________________________________
                                    (Title)