Form 10KSB
period 2002-11-30
SOUTHBORROUGH VENTURES INC
filed 2003-03-17
CIK 1132487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

       For the fiscal year ended NOVEMBER 30, 2002
                                 -----------------

[  ]   Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
       Act Of 1934

       For the transition period from _____ to _____

COMMISSION FILE NUMBER:   0-30375



                          SOUTHBORROUGH VENTURES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                       98-0339467
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

1250 Saturna Drive
Parksville, British Columbia, Canada                         V9P 2T5
---------------------------------------                      -------------------
(Address of principal executive offices)                     (Zip Code)

(604)  484-2899
--------------------------------------------------------------------
Issuer's telephone number


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in RULE 12B-2 of the Exchange Act.). As of January 28, 2003, the aggregate market value of our common stock held by non-affilates was approximately $30,000,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,020,000 Shares of Common Stock at March 12, 2002.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

In General

Founded in October, 2000, Southborrough Ventures, Inc. (the "Company") has planned and intended to ultimately engage in the acquisition, and exploration of mineral properties and exploit mineral deposits demonstrating economic feasibility. We are an exploration stage company. The auditors of the Company have raised substantial doubt as to our ability to continue as a going concern. See "Notes to Financial Statements, Note 1(c)."

We currently own an option to acquire an interest in the mineral claim described below under the heading "Cedar Mineral Claim Option Agreement." Our plan of operations has been to carry out exploration work on the Cedar mineral claim and ascertain whether this claim possesses commercially exploitable quantities of silver, lead or zinc. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Cedar mineral claim until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility.

Devolopments and Contemplated Activities

Fiscal year end November 30, 2002, was marked with completion of additional exploration work on the Cedar mineral claim prior to commencing the third exploration phase. We are awaiting a geologic report on the exploration work done to date. We anticipate receiving this report in April, 2003. Until we can review and assess the result of the geologic report, we will not commence the third phase of our exploration activities on the Cedar mineral claim. We must obtain sufficient financing prior to being able to commence the final exploration activities on the Cedar mineral claim. In addition, we were successful in negotiating an extension until June 30, 2003 to perform certain exploration work and to issue additional shares as option consideration. There is no assurance that we will be able to timely perform these and other evaluations to maintain our interest in the Cedar mineral claim. Thus, unless we obtain sufficient financing, negotiate a further extension or other changes in the option agreement or make arrangements with third parties to satisfy the exploration requirements, our rights and interests in the Cedar mineral claim may terminate sometime during 2003.

We intend to pursue a restructuring plan designed to address the status of outstanding liabilities while exploring potential business combinations with other parties which may allow diversification and generate new sources of revenue and potential business opportunities. We may investigate and seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to develop a new product or service, to expand into new products or markets, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The Company can provide no assurance that the restructuring plan will be successful.

This discussion of the restructuring plan is purposefully general and is not meant to be restrictive of the Company's unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it may not permit the Company to offset potential losses from one venture against gains from another. The Company can provide no assurance that a viable business opportunity can be located or acquired.

In late January, 2003, we reported in a Form 8-K filed with the U.S. Securities and Exchange Commission that we had entered into a non-binding letter of intent to acquire a business which would be operated as a wholly-owned subsidiary. The terms of this potential transaction have changed. We continue to pursue this business opportunity which may be completed sometime in late March, 2003. If completed, we will file a Form 8-K with proper disclosures concerning the business acquisition.

Cedar Mineral Claim Option Agreement

We obtained the option to acquire a 100% interest in a mineral claim situated in the Province of British Columbia, Canada. We refer to this mineral claim as the Cedar mineral claim. We acquired our interest in the Cedar mineral claim pursuant to an Option Agreement dated November 20, 2000 between Mr. Locke B. Goldsmith and us. Mr. Goldsmith is the owner of the Cedar mineral claim. We paid cash consideration to Mr. Goldsmith for the grant of the option in the amount of $1,000 on November 20, 2000 upon execution of the Option Agreement. The Option Agreement was amended by the mutual consent of the parties on February 27, 2001. The Option Agreement was further amended on July 29, 2001 to extend the dates for completion of the required exploration expenditures for an additional one year period. On October 25, 2002, a further amended occurred which extended until June 30, 2003 the date to issue an additional 25,000 shares and to complete certain exploration expenditures.

Based on the current terms of the Option Agreement, we are entitled to exercise the option to acquire the 100% interest in the Cedar mineral claim when we have:

(A)  paid Mr.Goldsmith $1,000 (paid upon the execution of the Option
     Agreement);

(B) incurred an aggregate of $135,000 of property exploration expenditures on the Cedar mineral claim within the following periods:

     (1)  $5,000 on or before July 31, 2002;
     (2)  a further $10,000.00 on or before June 30, 2003;
     (3)  a further $120,000.00 on or before October 31, 2003;

(C) issued to Mr. Goldsmith an aggregate of 55,000 shares of our common stock, as follows:

     (1)  5,000 upon execution of the option agreement (already issued); and
     (2) 25,000 shares upon the completion of the second phase of an exploration program on the Property on or before June 30, 2003; and
     (3) 25,000 shares upon the completion of the third phase of an exploration program on the Property on or before October 31, 2003

If we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Mr. Goldsmith the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. If we fail to make any required payment, issue any required shares or incur any required exploration expenditures, our option will terminate and we will have no further rights to the Cedar mineral claim.

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

Description of the Cedar Mineral Claim

The Cedar mineral claim comprises one claim consisting of 16 units in the Slocan Mining Division of Central British Columbia, Canada. Mr. Locke B. Goldsmith recorded the claim on November 20, 2000. The claim currently expires on November 20, 2003. The claim can be extended for one year by conducting work on the claim equal to $100 per claim unit and by paying a filing fee of $10 per claim unit. After November 2003, it becomes necessary to conduct $200 per claim unit per year in order to extend the claim. A single work program can count for more than one year. In our case, work on the claim totaling $27,200 and payment of $1,600 in filing fees will extend our claim for 10 years. The total area of the Cedar mineral claim, after deducting four overlapping claims, is estimated to be 797.8 acres.

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

Geological Report

We have previously obtained a geological evaluation report on the Cedar mineral claim which was prepared by John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd. The geological report summarizes the results of the prior exploration of the Cedar claims and the geological formations on the property that were identified as a result of this prior exploration.

In this geological report, Mr. Ostler recommends proceeding with a three-phase, staged exploration program on the Cedar mineral claim based on his conclusion that prospecting, geological mapping and soil surveys are the exploration techniques that have been the most successful in locating silver-lead-zinc mineralization in the region. The initial phase of the recommended geological work program is comprised of the acquisition and analysis of satellite imaging maps of the Cedar mineral claim in order to make a preliminary assessment of mineralization. We paid $5,000 towards this initial geological work program. The results of the initial phase of the work program were available in the Spring of 2002.

Mr. Ostler recommended that the second phase of the exploration program consist of prospecting and assay sampling. This second phase of the geological work program is estimated to require a budget of $10,000. We have expended funds in connection with this second phase of the exploration program which is deemed reasonable based on the results of the initial first phase of the exploration program.

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

We are awaiting a further geologic report from Mr. Ostler which assesses and analyzes the exploration work which has been completed to date. We anticipate receiving this geologic report in April, 2003. A decision whether to proceed with phase three of the staged exploration program can only be made upon review of, and analysis of, the geological work done to date. Also, we must have sufficient funds available if we are to commence and complete the third phase of the exploration program.

The three phase program recommended in the report constitutes a reconnaissance exploration program, which is only an initial phase of a full exploration effort. If we complete all three phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial three phase exploration program. Based on our current financial situation, obtaining funds for these additional costs will be very difficult.


Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of British Columbia. We will be required to obtain work permits from the British Columbia Ministry of Energy Mines and Resources for any exploration work that results in a physical disturbance to the land. No work permit was required for the first phase of our exploration program as this phase did not involve any physical disturbance. We will be required to obtain a work permit if we proceed with the physical disturbance of the land during the second phase of our exploration program. While there is no charge, we have not yet obtained a work permit under the Mining Act. However, we will incur the expense of our consultant geologist to prepare the required submission to the Ministry of Energy Mines and Resources. If the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Energy Mines and Resources. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

Regulatory compliance costs have been budgeted in the proposed exploration program recommended by the geological report. As mentioned above, we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken, if at all, beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this report other than our sole officer, John Taylor.

The services of Mr. Taylor are provided to us pursuant to an Executive Consulting Agreement between Mr. Taylor and us. We pay Mr. Taylor a consulting fee of $1,000 per month in consideration for his providing management and administration services to us. The consulting fee increases to $5,000 per month if Mr. Taylor is required to spend more than 50% of his business time on our business. The management agreement expired on November 30, 2002, but has been extended for an additional two year period.

We intend to conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have incurred exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than historical fact included in this Form 10-KSB, including, without limitation, the statements under Item 1. "Description of Business" and Item 6 "Management's Discussion and Analysis or Plan of Operation" and the statements located elsewhere herein regarding the Company's financial position and liquidity, the nature of its contemplated business activities, and other matters, are forward-looking statements. Although the

Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with said forward-looking statements included herein.

     The Company's intentions and expectations described in this Form 10-KSB with respect to its existing right to the Cedar mineral claim and its contemplated future activities may be deemed to forward-looking statements. These statements are based on management's current assessment of its business operations in light of the information available at the time and its analysis of opportunities. Subsequently obtained information and experience concerning potential activities may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans and contemplated activities. Furthermore, circumstances beyond the Company's control may alter and vary its intended business operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending November 30, 2002.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Limited Public Market for Common Stock

There is presently a limited public market for our common stock in the over-the-counter market under the symbol "SBBV." However, as of the end of our fiscal year on November 30, 2002, there was no public market for our common stock.

The closing bid price on March 12, 2003 was $3.30. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 12, 2003, the Company had approximately 28 registered shareholders of our common stock.

Dividends

During the fiscal year ended November 30, 2002, the Company did no declare or pay any dividend on its common stock. However, the Company did declare a stock dividend of three (3) shares for every one share of common stock held by registered holders of our common stock on January 23, 2003.

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

Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

Sales of Unregistered  and Restricted Securities Over the Past Three Years.

During the fiscal year ended at November 30, 2002, the Company had no transactions involving the sale of unregistered shares of its common stock.

In late October, 2000, the Company issued 3,000,000 shares of restricted common stock to approximately 25 investors, each of whom was a non-U.S. person. The shares were issued at $0.02 per share and the Company raised an aggregate of $60,000 from the sale of these shares. The foregoing purchase and sale to these persons were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(b) of the Securities Act of 1933, as amended, Rule 504 of Regulation D promulgated thereunder, and pursuant to Regulation S since all investors were non-U.S. persons at the time of their purchase of the subject shares of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have not attained profitable operations since inception. We do not have sufficient capital to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future and to explore potential business opportunities with third parties to secure new sources of revenue. We currently do not have a specific plan of how we will obtain such additional funding. However, we are seeking new sources of revenue from potential business opportunities. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or that we will be successful in securing new revenue sources through potential business opportunities. Similarly, no assurance exists that we will receive revenues from operations concerning the Cedar mineral claim over the next twelve months. We believe that debt financing will not be an alternative funding source.

If we do not raise the financing necessary to enable us to complete the exploration expenditures required under the option agreement for the Cedar mineral claim, then our option will terminate and we will lose all our rights and interest in the Cedar mineral claim. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Cedar mineral claim. Under these circumstances, we do not anticipate undertaking efforts to pursue or acquire interests in alternate mineral properties in the foreseeable future.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 2002 and 2001, respectively, the Company has a net working capital deficit of $65,345 and $34,630, respectively. The Company has incurred a net loss of $127,445 since inception, and has not attained profitable operations since inception. For all of these reasons, our auditors have again stated in their report that they have substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be successful in its plans developed with the intent of remedying these conditions. See Auditors' Report and "notes to Financial Statements, Note 1(c)." included herein. The financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

Results Of Operations for Year Ended November 30, 2002

We did not receive any revenues during the twelve months ended November 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $30,715 for the twelve months ended November 30, 2002. We incurred mineral property option payments and exploration costs of $2,132 for the twelve months ended November 30, 2002, and $17,527 for the period from inception through November 30, 2002. These expenditures consisted of option payments and exploration costs incurred on our Cedar mineral claim. For the period ended November 30, 2002, we did not any costs for administrative services as compared to $30,538 for the prior fiscal year period ended November 30, 2001.

We incurred professional fees of $16,360 for the twelve months ended November 30, 2002 as compared to $34,571 for the prior twelve months ended November 30, 2001. These professional fees incurred during the period ended November 30, 2001 were primarily attributable to our filing a Form SB-2 registration statement under the Securities Act of 1933 and our becoming a reporting issuer under the Securities Exchange Act of 1934. The professional fees incurred during the period ended November 30, 2002 were attributable to the periodic reports filed under the Securities Exchange Act of 1934. For the periods ended November 30, 2002 and 2001, we incurred $12,000 in management fees payable to Mr. John Taylor, our President, under his management agreement. Mr. Taylor has agreed to defer payment of these management fees until we achieve sufficient financing.

We incurred a net loss of $30,715 for the twelve months ended November 30, 2002 as compared to a net loss of $94,509 for the prior twelve months ended November 30, 2001. Our loss during both fiscal year periods is entirely attributable to our operating expenses.

In the opinion of management, the Company has not progressed significantly in its operations over prior periods. Working capital shortages continue to limit our ability to conduct business, especially to pay for the exploration program expenses related to the Cedar mineral claim. At this stage, the future business of the Company is dependent upon its ability to secure additional financing and the ability to secure new business opportunities and revenue sources to increase shareholder value. No assurances can be given that the Company will be successful in this regard. In addition, the auditors of the Company have raised substantial doubt as to the ability of the Company to continue as a going concern.

Liquidity And Capital Resources

There was an increase in the Company's deficit working capital to $65,345 during the fiscal year ended at November 30, 2002 as the Company continued to incur general operating expenses. For the period ended November 30, 2002, we sustained our operations by a $16,840 increase in accounts payable and $13,525 loaned to us. We can provide no assurance that we will be able to obtain additional funds through additional creditor financing, negotiation of loans at favorable terms or funds derived from the sale of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. In the opinion of management, the Company continues to experience lack of adequate funding to fully pursue the exploration program on the Cedar mining claim. Given our severe working capital problems, our auditors have stated in their report that they have substantial doubt that the Company will be able to continue as a going concern.

Material Commitments, Trends or Uncertainties

We have no material commitments for capital expenditures. Our business is not subject to unfavourable trends or uncertainties other than the potential significant decline in the health of the U.S. economy and the U.S. trading markets. We can no determine the effect of these factors on operations or the probability such factors will occur.


ITEM 7. FINANCIAL STATEMENTS.

     The Financial Statements of Southborrough Ventures, Inc., the Notes to Financial Statements and the Auditor's Report of Morgan & Company, chartered accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to the executive officers and directors of the Company during the period ending at November 30, 2002 is set forth below:


Name                       Age           Company Positions and Offices
--------------------       ---           ---------------------------------------
John Taylor                58            President, Chief Executive Officer and
                                         Director
Marshall Bertram           63            Secretary, Treasurer and C.F.O and
                                         Director
Christopher Sampson        57            Director


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. John Taylor is currently our President, chief executive officer, Treasurer and C.F.O. and Secretary and is a member of our board of directors. On October 17, 2000, Mr. Taylor was appointed to our board of directors and was appointed our president. After the resignation of Mr. Bertram. Mr. Taylor was appointed and assumed the positions of Treasurer, C.F.O. and Secretary. Mr. Taylor was a fire fighter with the City of Vancouver from 1968 to November 1998. Upon retiring as a fire fighter, Mr. Taylor founded Sun Coast Skylights, a building contracting company, which he still owns and operates. Mr. Taylor devotes 15% of his business time to the management of Southborrough Ventures. He spends the balance of his business time managing Sun Coast Skylights. Mr. Taylor has sufficient flexibility with Sun Coast Skylights to devote more time to Southborrough Ventures as necessary. Mr. Taylor was a director of North American Fire Guardian Tech. from 1990 to 1997.

Mr. Marshall Bertram was our secretary, treasurer and chief financial officer and a member of our board of directors from October 17, 2000 until his resignation on July 9, 2002. Mr. Bertram is also the president and a director of Digital Ventures Inc., a company engaged in the business of mineral exploration and publicly traded on the Canadian Venture Exchange, from June 1998 to the present. Additionally, Mr. Bertram is the vice-president and a director of Rampart Ventures Ltd., a company engaged in the business of mineral exploration and publicly traded on the Canadian Venture Exchange, from December 1998 to present. Mr. Bertram was the chief financial officer and a director of Kenrich Mining Corporation, a company engaged in the business of mineral exploration and publicly traded on the Canadian Venture Exchange, from 1993 to March 1998.

Mr. Bertram devoted time to Southborrough Ventures on an as needed basis. Since Mr. Bertram is an officer and director of two companies engaged in mineral exploration in addition to Southborrough Ventures, it is possible conflicts of interests may arise regarding available mineral interests, available investment capital and other issues related to mineral exploration companies.

Mr. Christopher Sampson was appointed a member of our board of directors on December 4, 2000. Mr. Sampson is an independent economic geologist consulting in economic analysis of exploration properties and mineral deposits. He also consults in planning and managing exploration programs and ore reserve calculations. He consults through his own company, Sampson Engineering. He founded Sampson Engineering in 1982 and still consults through Sampson engineering today. Mr. Sampson has also served as the president of Pacific Booker Minerals Inc., a company engaged in the mineral exploration of two copper deposits, from 1995 to the present. Mr. Sampson received his professional education at the Royal School of Mines, Imperial College, University of London from 1962 through 1966.

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


Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

Based solely on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2002 all such filing requirements applicable to its officers and directors were complied with.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal year 2002, 2001 and 2000. No other director, officer or employee received annual compensation that exceeded $100,000.

                                                    SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------
                                               ANNUAL COMPENSATION                     LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------------------------
                                                                                  AWARDS           PAYOUTS
                                                                           -------------------     -------
                                                               Other      Restricted  Options/       LTIP          All
                                                               Annual        Stock     SARs*       payouts        Other
Name             Title           Year   Salary($)   Bonus   Compensation    Awarded     (#)          ($)       Compensation
---------------------------------------------------------------------------------------------------------------------------
John Taylor(1)   President,      2002    12,000       0          $0            0           0            0           0
                 CEO, &          2001    12,000       0          $0            0           0            0           0
                 Director        2000     1,000      N/A         N/A          N/A         N/A          N/A         N/A
---------------------------------------------------------------------------------------------------------------------------

Notes:
(1)      Compensation attributable to Mr. Taylor is paid pursuant to a management between us and Mr. Taylor. See below under
         "Management Agreement".

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers during our most recent fiscal year ended November 30, 2002. We have also not granted any stock options to the executive officers since November 30, 2002.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors and employees during the financial year ended November 30, 2002. No stock options have been executed since November 30, 2002

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

MANAGEMENT AGREEMENT

The services of Mr. Taylor are provided to us pursuant to an executive consulting agreement. Under the agreement ,Mr. Taylor has supervisory responsibilities for all business, financial and managerial affairs of Southborrough Ventures and shall perform such other duties as reasonably assigned by the board of directors. His fee is $1,000 per month. The fee increases to $5,000 per month in the event it becomes necessary for him to devote 50% or more of his business time to fulfil his obligations under the agreement. The initial term of the agreement expired on November 30, 2002, but was extended for an additional period expiring on November 30, 2004. This agreement is also described in Item 12 - Certain Relationships and Related Transactions.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

DIRECTOR COMPENSATION

We do not pay Messrs. Taylor, Bertram or Sampson any monetary compensation for acting as directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 12, 2003, certain information concerning the number of shares of our common stock owned beneficially by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

===================================================================================================

                           Name and address                   Number of Shares       Percentage of
Title of class             of beneficial owner                of Common Stock       Common Stock(1)
--------------             -------------------                ---------------       ---------------

===================================================================================================

Common Stock               John Taylor                        6,000,000 shares           30%
                           Director, President, C.E.O.,
                           Treasurer, CFO and
                           Secretary
                           1250 Saturna Drive
                           Parksville, British Columbia
                           Canada

Common Stock               Marshall Bertram                   2,000,000 shares           10%
                           15652 Aster Road
                           Surrey, British Columbia
                           Canada

Common Stock               Christopher Sampson                NIL shares                NIL
                           Director
                           2696 West 11th Avenue
                           Vancouver, British Columbia
                           Canada

Common Stock               Rhonda Windsor                     NIL shares                NIL
                           Director
                           1055 Stonehaven Avenue
                           Newmarket, Ontario
                           Canada

Common Stock               All Officers and Directors         6,000,000 shares           30%
                           as a Group (3 persons)


===============================================================================

(1) As of March 12, 2003, there were 20,020,000 shares of our common stock issued and outstanding.

===============================================================================

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

CHANGE IN CONTROL

A change in control may occur in the future if the Company is successful in pursuing a business opportunity. In particular, the Company may complete a share exchange transaction in which the Company may acquire all of the issued and outstanding shares of a private company in exchange for approximately 60,000,000 shares of the Company's common stock. The private company would become a wholly-owned subsidiary of the Company. In such event, the former shareholders of the private company would own approximately 75% of the Company's outstanding common stock while the existing Company shareholders retain approximately 25% of the Company's outstanding common stock.

As part of the share exchange transaction, it is contemplated that the Company's existing directors would resign as officers and directors of the Company and three officers of the private company would be appointed as the new directors and officers of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     o    Any of our directors or officers;
     o    Any person proposed as a nominee for election as a director;
     o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     o    Any of our promoters;
     o Any relative or spouse of any of the foregoing persons who has the same house as such person.

Under the management agreement, Mr. Taylor has supervisory responsibilities for all business, financial and managerial affairs of Southborrough Ventures and shall perform such other duties as reasonably assigned by the board of directors. His fee is $1,000 per month. The fee increases to $5,000 per month in the event it becomes necessary for him to devote 50% or more of his business time to fulfil his obligations under the agreement. The initial term of the agreement expired on November 30, 2002, but the terms was extended until November 30, 2004.

Information concerning this item will be in the Company's 2003 Proxy Statement, which is incorporated herein by reference.


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Item 13(b) Exhibits
-------------------

    3.1    Articles of Incorporation (1)
    3.2    Certificate of Amendment to Articles of Incorporation (1)
    3.3    Amended By-Laws (3)
   10.1 Option Agreement dated November 20, 2000 between the Company and Locke B. Goldsmith (1)
   10.2    Amendment to Option Agreement (1)
   10.3 Option Amendment Agreement dated July 29, 2001 between the Company and Locke Goldsmith (2)
   10.4 Amendment No. 2 to Option Agreement dated October 25, 2002 between the Company and Locke Goldsmith (3)
   10.5 Executive Consulting Agreement between the Company and John H. Taylor dated December 1, 2000 (1)
   10.6 Executive Consulting Agreement between the Company and John H. Taylor dated December 1, 2002 (3)
   99.1    Section 306 Certification (3)
   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Financial Officer)(3)

          (1) Previously filed as an exhibit to Southborrough Ventures' Form SB-2 filed with the Commission on April 13, 2001.

          (2) Previously filed as an exhibit to Southborrough Ventures' Form 10-QSB filed with the Commission on October 15, 2001.

          (3)  Filed herewith

Item 13(b) Reports on Form 8-K
------------------------------

No reports on Form 8-K were filed during the last quarter of our fiscal year ended November 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to th filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Office and Chief Financial Officer (or persons performing similar functions). Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHBORROUGH VENTURES INC.


By: /s/  John H. Taylor
    ---------------------------------------------------         March 14, 2003
         John Taylor
         President, Treasurer and Secretary
         (Chief Executive Officer and Financial Officer)


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/  John H. Taylor
    ---------------------------------------------------
         John Taylor
         Director
         Date:      March 14, 2003



By: /s/  Christopher Sampson
    ---------------------------------------------------
         Christopher Sampson
         Director
         Date:      March 17, 2003



By: /s/  Rhonda G. Windsor
    ---------------------------------------------------
         Rhonda G. Windsor
         Director
         Date:      March 14, 2003

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                                           MORGAN
                                                           & COMPANY
                                                           CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT



To the Shareholders and Directors
Southborrough Ventures, Inc.
(An exploration stage company)

We have audited the balance sheets of Southborrough Ventures, Inc. (an exploration stage company) as at November 30, 2002 and 2001, and the statements of operations and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the years ended November 30, 2002 and 2001, and for the cumulative period from October 17, 2000 (date of inception) to November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and 2001, and the results of its operations and cash flows for the years ended November 30, 2002 and 2001, and for the period from October 17, 2000 (date of inception) to November 30, 2002 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $127,445 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, B.C.                                               "Morgan & Company"

February 3, 2003, except for Note 8(b)                     Chartered Accountants
   which is as of February 27, 2003
Tel:  (604) 687-5841                               P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075                        Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                       Vancouver, B.C. V7Y 1A1

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                               NOVEMBER 30
                                                           2002         2001
--------------------------------------------------------------------------------

ASSETS

Current
     Cash                                               $      21     $     362

Mineral Property Interest (Note 3)                           --            --
                                                        -----------------------

                                                        $      21     $     362
===============================================================================

LIABILITIES

Current
     Accounts payable                                   $  29,821     $  12,972
     Related party loans payable (Note 4)                  35,545        22,020
                                                        -----------------------
                                                           65,366        34,992
                                                        -----------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         100,000,000 common shares with
         a par value of $0.001 each

     Issued:
        5,005,000 common shares                             5,005         5,005

     Additional paid-in capital                            57,095        57,095

Deficit Accumulated During The Exploration Stage         (127,445)      (96,730)
                                                        -----------------------

                                                          (65,345)      (34,630)
                                                        -----------------------

                                                        $      21     $     362
===============================================================================



                                           SOUTHBORROUGH VENTURES, INC.
                                          (An Exploration Stage Company)

                                        STATEMENTS OF OPERATIONS AND DEFICIT
                                              (Stated in U.S. Dollars)



----------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     OCTOBER 17
                                                                     YEARS ENDED                       2000 TO
                                                                     NOVEMBER 30                     NOVEMBER 30
                                                                2002                2001                 2002
----------------------------------------------------------------------------------------------------------------

Expenses
     Administrative services                                $     --             $   30,538           $   30,538
     Interest and bank charges                                     100                  102                  223
     Legal and accounting                                       16,360               34,571               52,031
     Management services                                        12,000               12,000               24,000
     Mineral property option payments
        and exploration costs
                                                                 2,132               14,295               17,527
     Office expense                                               --                  1,913                1,913
     Stock transfer fees                                           123                1,090                1,213
                                                            ----------------------------------------------------

Net Loss For The Year                                           30,715               94,509           $  127,445
                                                                                                      ==========

Deficit Accumulated During The Exploration Stage,
  Beginning Of Year                                             96,730                2,221
                                                            -------------------------------

Deficit Accumulated During The
  Exploration Stage, End Of Year                            $  127,445           $   96,730
===========================================================================================

Basic And Diluted Loss Per Share                            $     0.01           $     0.02
===========================================================================================

Weighted Average Number
  Of Shares Outstanding                                      5,005,000            5,005,000
===========================================================================================





                                       SOUTHBORROUGH VENTURES, INC.
                                      (An Exploration Stage Company)

                                         STATEMENTS OF CASH FLOWS
                                         (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------------------------------
                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 OCTOBER 17
                                                                      YEARS ENDED                  2000 TO
                                                                      NOVEMBER 30                NOVEMBER 30
                                                                 2002              2001              2002
-------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss for the year                                    $ (30,715)         $ (94,509)         $(127,445)

Adjustments To Reconcile Net Loss To Cash
  Used By Operating Activities
     Shares issued for mineral property option payment             --                 --                  100
     Increase in accounts payable                                16,849             12,972             29,821
                                                              -----------------------------------------------
                                                                (13,866)           (81,537)           (97,524)
                                                              -----------------------------------------------

Cash Flows From Financing Activities
     Proceeds from issue of common shares                          --                 --               62,000
     Increase in loan payable                                    13,525             22,020             35,545
                                                              -----------------------------------------------
                                                                 13,525             22,020             97,545
                                                              -----------------------------------------------

Increase (Decrease) In Cash                                        (341)           (59,517)                21

Cash, Beginning Of Year                                             362             59,879               --
                                                              -----------------------------------------------

Cash, End Of Year                                             $      21          $     362          $      21
=============================================================================================================




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

During the period ended November 30, 2000, the Company issued 5,000 common shares at a fair value of $100 pursuant to the mineral property option agreement
(Note 3).





                                           SOUTHBORROUGH VENTURES, INC.
                                          (An Exploration Stage Company)

                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                            NOVEMBER 30, 2002 AND 2001
                                             (Stated in U.S. Dollars)




                                                       COMMON STOCK                        DEFICIT
                                         ------------------------------------------      ACCUMULATED
                                         NUMBER OF                      ADDITIONAL        DURING THE
                                          COMMON            PAR           PAID IN         EXPLORATION
                                          SHARES           VALUE          CAPITAL           STAGE              TOTAL
                                        ------------------------------------------------------------------------------

Shares issued for cash at $0.001        2,000,000        $   2,000        $    --          $    --           $   2,000

Shares issued for cash at $0.02         3,000,000            3,000           57,000             --              60,000

Shares issued for mineral property
                                            5,000                5               95             --                 100

Net loss for the period                      --               --               --             (2,221)           (2,221)
                                        ------------------------------------------------------------------------------

Balance, November 30, 2000              5,005,000            5,005           57,095           (2,221)           59,879

Net loss for the year                        --               --               --            (94,509)          (94,509)
                                        ------------------------------------------------------------------------------

Balance, November 30, 2001              5,005,000            5,005           57,095          (96,730)          (34,630)

Net loss for the year                        --               --               --            (30,715)          (30,715)
                                        ------------------------------------------------------------------------------

Balance, November 30, 2002              5,005,000        $   5,005        $  57,095        $(127,445)        $ (65,345)
                                        ==============================================================================


                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $127,445 for the period from October 17, 2000 (inception) to November 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


3. MINERAL PROPERTY INTEREST

          By an agreement dated October 25, 2002, as amended, the Company acquired an option to earn a 100% interest in a mineral claim located in British Columbia, Canada.

          In order to earn its interest, the Company is required to:

          i)   pay $1,000 on execution of the agreement (paid);
          ii) issue a total of 55,000 common shares of the Company, comprising 5,000 upon execution of the agreement (issued), and 25,000 shares upon completion of the second phase of an exploration program on the Property on or before June 30, 2003; and 25,000 shares upon completion of the third phase of the exploration program on the Property on or before October 31, 2003;
          iii) incur an aggregate of $135,000 on exploration expenditures, comprising $5,000 by July 31, 2002, $10,000 on or before June 30, 2003, and $120,000 on October 31, 2003.


4. RELATED PARTY LOANS PAYABLE

     These loans payable are due to a director, are interest free and repayable on demand.


5. RELATED PARTY TRANSACTIONS

     a) During the year ended November 30, 2002, the Company incurred $12,000 for management services (2001 - $12,000) provided by a director pursuant to the management services agreement referred to in Note 7.

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



5. RELATED PARTY TRANSACTIONS (Continued)

     b) Included in accounts payable at November 30, 2002 is $24,000 (2001 - $12,000) owing to a director pursuant to management services agreement referred to in Note 7.


6. CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


7. COMMITMENT

     Effective December 1, 2000, the Company entered into an agreement with a director to provide management services at $1,000 per month, expiring on November 30, 2002. The amount payable will increase to $5,000 per month upon the Company achieving sufficient financing for advanced exploration activities requiring the director to spend 50% or more of his time performing the duties outlined in the agreement. Effective December 1, 2002, the Company renewed the agreement under the same terms and conditions described above, expiring on November 30, 2004.


8. SUBSEQUENT EVENTS

     Subsequent to November 30, 2002:

     a) The Company declared a stock dividend of three common shares for every one common share held as of the January 23, 2003 record date.

     b) The Company has entered in an agreement and plan of reorganization with a private company based in Detroit, Michigan pursuant to which the Company will acquire 100% of the shares of the common stock of the private company in exchange for 60,000,000 shares of the Company's common stock.