Form 10QSB
period 2003-02-28
SOUTHBORROUGH VENTURES INC
filed 2003-04-23
CIK 1132487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                For the quarterly period ended FEBRUARY 28, 2003
                                               -----------------

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                  For the transition period from _____ to _____


                        COMMISSION FILE NUMBER: 000-33127



                          SOUTHBORROUGH VENTURES, INC.
           ----------------------------------------------------------
          (Name of small business issuer as specificed in its charter)

            NEVADA                                                98-0339467
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        12933 W. Eighth Mile Road
           Detroit, Michigan                                       48235
 --------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

                                 (734) 302-8708
                           -------------------------
                           Issuer's telephone number




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,020,000 Shares of Common Stock as of April 18, 2003.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Thus, it is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto as contained in the Company's Form 10-KSB for the year ended November 30, 2002; particularly, that part of our auditors' report whereby they have substantial doubt about the Company's ability to continue as a going concern.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2003 are not indicative of the results that may be expected for the year ending November 30, 2003.

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                        -----------  -----------
                                                        FEBRUARY 28  NOVEMBER 30
                                                            2003         2002
                                                         ---------    ---------

ASSETS

Current
     Cash                                                $      59    $      21

Mineral Property Interest (Note 4)                            --           --
                                                         ---------    ---------

                                                         $      59    $      21
                                                         =========    =========

LIABILITIES

Current
     Accounts payable                                    $  37,024    $  29,821
     Related party loans payable (Note 5)                   36,453       35,545
                                                         ---------    ---------
                                                            73,477       65,366
                                                         ---------    ---------

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         100,000,000 common shares with a par value of $0.001 each

     Issued:
          20,020,000 common shares                           5,005        5,005

     Additional paid-in capital                             57,095       57,095

Deficit Accumulated During The Exploration Stage          (135,518)    (127,445)
                                                         ---------    ---------
                                                           (73,418)     (65,345)
                                                         ---------    ---------

                                                         $      59    $      21
                                                         =========    =========



                                    SOUTHBORROUGH VENTURES, INC.
                                   (An Exploration Stage Company)

                                 STATEMENT OF OPERATIONS AND DEFICIT
                                             (Unaudited)
                                      (Stated in U.S. Dollars)



                                                              ----------   ----------   ----------
                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                        OCTOBER 17
                                                                 THREE MONTHS ENDED       2000 TO
                                                                    FEBRUARY 28         FEBRUARY 28
                                                                 2003         2002         2003
                                                              ----------   ----------   ----------

Expenses
     Administrative services                                  $     --     $     --     $   30,538
     Interest and bank charges                                        28           21          251
     Legal and accounting                                          3,980        5,446       56,011
     Management services                                           3,000        3,000       27,000
     Mineral property option payments and exploration costs
                                                                     500         --         18,027
     Office expenses                                                --           --          1,913
     Stock transfer fees                                             565           50        1,778
                                                              ----------   ----------   ----------

Net Loss For The Period                                            8,073        8,517   $  135,518
                                                                                        ==========

Deficit Accumulated During The Exploration Stage,
  Beginning Of Period                                            127,445       96,730
                                                              ----------   ----------

Deficit Accumulated During The Exploration Stage, End Of
  Period                                                      $  135,518   $  105,247
                                                              ==========   ==========


Basic And Diluted Loss Per Share                              $     0.01   $     0.01
                                                              ==========   ==========


Weighted Average Number Of Shares Outstanding
                                                               5,005,000    5,005,000
                                                              ==========   ==========



                                     SOUTHBORROUGH VENTURES, INC.
                                    (An Exploration Stage Company)

                                        STATEMENT OF CASH FLOWS
                                              (Unaudited)
                                        (Stated in U.S. Dollars)



                                                                  ---------    ---------    ---------
                                                                                           PERIOD FROM
                                                                                            INCEPTION
                                                                                            OCTOBER 17
                                                                    THREE MONTHS ENDED       2000 TO
                                                                       FEBRUARY 28         FEBRUARY 28
                                                                    2003         2002         2003
                                                                  ---------    ---------    ---------

Cash Flows From Operating Activity
     Net loss for the period                                      $  (8,073)   $  (8,517)   $(135,518)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating
  Activities
     Shares issued for mineral property option payment                 --           --            100
     Increase in accounts payable                                     7,203        4,584       37,024
                                                                  ---------    ---------    ---------
                                                                       (870)      (3,933)     (98,394)
                                                                  ---------    ---------    ---------

Cash Flows From Financing Activities
     Proceeds from issue of common shares                              --           --         62,000
     Increase in loan payable                                           908        4,000       36,453
                                                                  ---------    ---------    ---------
                                                                        908        4,000       98,453
                                                                  ---------    ---------    ---------

Increase (Decrease) In Cash                                              38           67           59

Cash, Beginning Of Period                                                21          362         --
                                                                  ---------    ---------    ---------

Cash, End Of Period                                               $      59    $     429    $      59
                                                                  =========    =========    =========


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




                                     SOUTHBORROUGH VENTURES, INC.
                                    (An Exploration Stage Company)

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                           FEBRUARY 28, 2003
                                              (Unaudited)
                                       (Stated in U.S. Dollars)



                                                 COMMON STOCK                  DEFICIT
                                     ------------------------------------    ACCUMULATED
                                      NUMBER OF                ADDITIONAL     DURING THE
                                       COMMON        PAR         PAID IN     EXPLORATION
                                       SHARES       VALUE        CAPITAL       STAGE         TOTAL
                                     ----------   ----------   ----------    ----------    ----------

Shares issued for cash at $0.001      2,000,000   $    2,000   $     --      $     --      $    2,000
Shares issued for cash at $0.02       3,000,000        3,000       57,000          --          60,000
Shares issued for mineral property
                                          5,000            5           95          --             100
Net loss for the period                    --           --           --          (2,221)       (2,221)
                                     ----------   ----------   ----------    ----------    ----------

Balance, November 30, 2000            5,005,000        5,005       57,095        (2,221)       59,879

Net loss for the year                      --           --           --         (94,509)      (94,509)
                                     ----------   ----------   ----------    ----------    ----------

Balance, November 30, 2001            5,005,000        5,005       57,095       (96,730)      (34,630)

Net loss for the year                      --           --           --         (30,715)      (30,715)
                                     ----------   ----------   ----------    ----------    ----------

Balance, November 30, 2002            5,005,000        5,005       57,095      (127,445)      (65,345)

Shares issued as stock dividend      15,015,000       15,015      (15,015)         --            --
Net loss for the period                    --           --           --          (8,073)       (8,073)
                                     ----------   ----------   ----------    ----------    ----------

Balance, February 28, 2003           20,020,000   $   20,020   $   42,080    $ (135,518)   $  (73,418)
                                     ==========   ==========   ==========    ==========    ==========


                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   BASIS OF PRESENTATION

     The unaudited financial statements as of February 28, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2002 audited financial statements and notes thereto.


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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $135,518 for the period from October 17, 2000 (inception) to February 28, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

     e) Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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


5.   RELATED PARTY LOANS PAYABLE

     These loans payable are due to a director, are interest free and repayable on demand.

                          SOUTHBORROUGH VENTURES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



6.   STOCK DIVIDEND

     During the period, the Company declared a stock dividend of three common shares for every one common share held as of the January 23, 2003 record date.


7.   RELATED PARTY TRANSACTIONS

     a) During the period ended February 28, 2003, the Company incurred $3,000 for management services (2002 - $3,000) provided by a director pursuant to the management services agreement referred to in Note 9.

     b) Included in accounts payable at February 28, 2003 is $27,000 (2002 - $15,000) owing to a director pursuant to management services agreement referred to in Note 9.


8.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


9.   COMMITMENT

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


10.  SUBSEQUENT EVENT

     Subsequent to February 28, 2003, the Company has entered in an agreement and plan of reorganization with a private company based in Detroit, Michigan pursuant to which the Company will acquire 100% of the shares of the common stock of the private company in exchange for 60,000,000 shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Plan of Operation.

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We do not have sufficient capital to meet our obligations for the next twelve month period. Working capital shortages continue to limit our ability to conduct business, especially to pay for the exploration program expenses related to the Cedar mineral claim. At this stage, our future business is dependent upon the Company's ability to secure additional financing and the ability to secure new business opportunities and revenue sources to increase shareholder value. No assurances can be given that we will be successful in this regard. In addition, our auditors have raised substantial doubt as to our ability to continue as a going concern.

We will need to seek additional funding in the near future if we are to commence the third phase of exploration work on the Cedar mineral claim. We are awaiting a geologic report on exploration work done to date, which report should be received by the end of April, 2003. A decision whether to proceed with phase three of the staged exploration program can only be made upon review of, and analysis of, the geological work done to date. If we are to maintain our interest in the Cedar mineral claim, we have until June 30, 2003 to perform certain exploration work and to issue additional shares as option consideration. In order to satisfy the required exploration work, we may consider bringing in a joint venture partner to perform and fund the required exploration work. We have not undertaken any efforts to locate a joint venture partner. We cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration activities associated with the Cedar mineral claim. Thus, unless we obtain sufficient financing, negotiate a further extension or other changes in the option agreement or make arrangements with third parties to satisfy the exploration requirements, then our option will terminate and we will lose all our rights and interest in the Cedar mineral claim rights sometime during 2003.

During the next twelve months, we intend to pursue a restructuring plan designed to address the status of outstanding liabilities while exploring potential business combinations with other parties which may allow diversification and generate new sources of revenue and potential business opportunities. We may investigate and enter into a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to develop a new product or service, to expand into new products or markets, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The Company can provide no assurance that the restructuring plan will be successful.

In furtherance of our efforts to pursue new business opportunities and new sources of revenues, in late January, 2003, the Company entered into a non-binding letter of intent to acquire a business which would be operated as a wholly-owned subsidiary. Thereafter, on February 28, 2003, a definitive Agreement and Plan of Reorganization was signed by and among the Company, AmeriChip Ventures, Inc. ("AVI") and the shareholders of AVI (the

"Reorganization Agreement"). On March 22, 2003, the Company closed on the subject Reorganization Agreement and AVI became a wholly-owned subsidiary of the Company. This acquisition and the resultant change in control was the subject of a Form 8-K filed on April 8, 2003 with the U.S. Securities Exchange Commission.

As a result of this recent acquisition, we anticipate efforts being undertaken during the next twelve months to raise substantial funds to finance the commencement of AVI's business activities and the costs associated with its production facilities and the various laser and related equipment necessary to implement the patented Laser Assisted Chip control process. Based on preliminary considerations, which may change or be subject to modification upon further evaluation and review, we anticipate that efforts to raise up to as much as $8 million or more will be undertaken. Without adequate financing, our ability to commence AVI's business may be adversely impacted. We anticipate that funding for AVI's business will be in the form of equity financing from the private placement of our common stock. We believe that debt financing may not represent a viable means of raising funds. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. Even if adequate funding is raised, no assurances can be provided that AVI's business activities will generate sufficient revenues which may result in net profits for the Company

Results of Operations for Quarter Ended February 28, 2003.

We did not earn any revenues during the three months ended February 28, 2003.

We incurred operating expenses in the amount of $8,073 for the three months ended February 28, 2003, compared to $8,517 for the same period in 2002. This slight reduction in operating expenses is primarily attributable to legal and accounting expenses from $5,446 for the three month period ended February 28, 2002 to $3,980 for the current period. This reduction was offset by increases in both mineral property option payments and exploration costs of $500 and stock transfer fees of $515 for the three month period ended February 28, 2003.. The ncrease in stock transfer fees is attributable to the issuance of additional certificates resulting from the Company's dividend issuance during the three month period ended February 28, 2003.

We incurred a loss of $8,073 for the three months ended February 28, 2003. This compares to a net loss of $8,517 for the three months ended February 28, 2002. Our loss is entirely attributable to our operating expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any exploration activities or any activities resulting from efforts to diverse our business.

Liquidity and Capital Resources.

We had essentially no cash as of February 28, 2003 and had a working capital deficit of $73,418 as of February 28, 2003. For the period ended February 28, 2003, we were able to sustain our operations by a $7,203 increase in accounts payable and $908 loaned to us. We can provide no assurance that we will be able to obtain additional financing through additional creditor financing, negotiation of loans at favorable terms or funds derived from the sale of our common stock. As noted by our auditors in their report as contained in our annual report on Form 10-KSB for the period ended November 28, 2003, substantial doubt exists that the Company will be able to continue as a going concern.

As noted herein, we have not attained profitable operations and are dependent upon obtaining financing to pursue any exploration activities or to commence the business activities of AVI, our wholly-owned subsidiary. Thus, we will need to seek additional funding in the near future which we anticipate will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. Without adequate funding, the Company will not be able to pursue its current plan of operations as described herein. In this event, we may have to re-evaluate all aspects of our business activities.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than historical fact included in this Form 10-QSB, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis or Plan of Operation" and the statements located elsewhere herein regarding the Company's financial position and liquidity, the nature of its contemplated business activities, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-QSB in conjunction with said forward-looking statements included herein.

     The Company's intentions and expectations described in this Form 10-QSB with respect to its existing right to the Cedar mineral claim and its contemplated future activities may be deemed to forward-looking statements. These statements are based on management's current assessment of its business operations in light of the information available at the time and its analysis of opportunities. Subsequently obtained information and experience concerning potential activities may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans and contemplated activities. Furthermore, circumstances beyond the Company's control may alter and vary its intended business operations.

                                     PART II


Item 1.  Legal Proceedings.

     NONE

Item 2.  Changes in Securities.

     NONE

Item 3.  Defaults Upon Senior Securities.

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     NONE

Item 5.  Other Information

     NONE


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     99.1 Section 306 Certification (David Howard)(1)
     99.2 Section 306 Certification (Marc Walther)(1)
     99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Howard)(1)
     99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Marc Walther)(1)

          (1)  Filed herewith

     (b)  Reports on Form 8-K

     Form 8-K dated January 29, 2003 , 2002 was filed with the Securities and Exchange Commission reporting on a non-binding letter of intent to acquire all of the outstanding shares of a private, development stage company and the declaration of a stock dividend

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHBORROUGH VENTURES INC.



By:  /s/  David Howard                                April  22, 2003
   ------------------------------------
          David Howard
          President and Chief Executive Officer

By:  /s/  Marc Walther                                April  22, 2003
   ------------------------------------
          Marc Walther
          Treasurer and Chief Financial Officer