Form 10QSB
period 2003-05-31
SOUTHBORROUGH VENTURES INC
filed 2003-08-21
CIK 1132487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   For the quarterly period ended MAY 31, 2003
                                                  ------------

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                  For the transition period from       to
                                                 -----    -----

                  COMMISSION FILE NUMBER:   000-33127



                          SOUTHBORROUGH VENTURES, INC.
           ----------------------------------------------------------
          (Name of small business issuer as specificed in its charter)

            NEVADA                                                98-0339467
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            12933 W. Eighth Mile Road
                                Detroit, Michigan                   48235
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)

                                 (734) 302-8708
                           -------------------------
                           Issuer's telephone number




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,020,000 Shares of Common Stock as of August 13, 2003.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Furthermore, as stated in Note 3 to the consolidated financial statements, the referenced acquisition effective March 22, 2003, has been accounted for as a recapitalization. Thus, it is suggested that these financial statements be read in conjunction with the both the audited financial statements and notes thereto as contained in the Company's Form 10-KSB for the year ended November 30, 2002, and the current report on Form 8-K filed on April 14, 2003 and the amendment thereto on Form 8-K/A filed on August 18, 2003. In connection with the auditors' report for these financial statements, substantial doubt about the Company's ability to continue as a going concern has been expressed.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2003 are not indicative of the results that may be expected for the year ending November 30, 2003.

                          SOUTHBORROUGH VENTURES, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                SOUTHBORROUGH VENTURES, INC.
                                (A Development Stage Company)

                                 CONSOLIDATED BALANCE SHEET
                                         (Unaudited)
                                  (Stated in U.S. Dollars)



                                                                      MAY 31     NOVEMBER 30
                                                                       2003         2002
                                                                     ---------    ---------

ASSETS
     Patents, net of accumulated amortization                        $ 146,704    $ 151,764
                                                                     =========    =========

LIABILITIES

Current
     Accounts payable                                                $  72,673    $  10,527
     Due to related parties (Note 4)                                    58,121        5,844
                                                                     ---------    ---------
                                                                       130,794       16,371

Minority Interest                                                       23,506         --
                                                                     ---------    ---------
                                                                       154,300       16,371
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
     Authorized:
         100,000,000 common shares with a par value of $0.001 each

     Issued:
          80,020,000 common shares at May 31, 2003 and
          20,020,000 common shares at November 30, 2002                 80,020       20,020

     Additional paid-in capital                                         57,580      151,980

Deficit Accumulated During The Development Stage                      (145,196)     (36,607)
                                                                     ---------    ---------

                                                                        (7,596)     135,393
                                                                     ---------    ---------

                                                                     $ 146,704    $ 151,764
                                                                     =========    =========

                                             F-1



                                 SOUTHBORROUGH VENTURES, INC.
                                 (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                          (Unaudited)
                                   (Stated in U.S. Dollars)



                                                                                 PERIOD FROM
                            THREE MONTHS ENDED            SIX MONTHS ENDED       INCEPTION TO
                                   MAY 31                      MAY 31               MAY 31
                             2003          2002          2003          2002          2003
                          ----------    ----------    ----------    ----------    ----------
Expenses                  $   28,366    $    5,727    $   46,006    $    9,162    $   82,613
                          ----------    ----------    ----------    ----------    ----------

Net Loss For The Period   $  (28,366)   $   (5,727)   $ ( 46,006)   $   (9,162)   $  (82,613)
                          ==========    ==========    ==========    ==========    ==========


Basic And Diluted Loss
Per Share
                          $    (0.01)   $    (0.01)   $    (0.01)   $    (0.01)
                           ==========    ==========    ==========    ==========

Weighted Average
Number Of Shares
  Outstanding
                           80,020,000    80,020,000    80,020,000    80,020,000
                           ==========    ==========    ==========    ==========

                                             F-2



                                    SOUTHBORROUGH VENTURES, INC.
                                    (A Development Stage Company)

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)
                                      (Stated in U.S. Dollars)



                                                                                        PERIOD FROM
                                                                    SIX MONTHS ENDED    INCEPTION TO
                                                                         MAY 31            MAY 31
                                                                    2003        2002        2003
                                                                  --------    --------    --------
Cash Flows From Operating Activities
     Net loss for the period                                      $(46,006)   $ (9,162)   $(82,613)
     Add:  Amortization                                              5,060       5,060      25,296
                                                                  --------    --------    --------
                                                                   (40,946)     (4,102)    (57,317)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating
  Activities
     Accounts payable                                               25,122       4,102      35,649
                                                                  --------    --------    --------
                                                                   (15,824)       --       (21,668)
                                                                  --------    --------    --------

Cash Flows From Financing Activity
     Due to related parties                                         15,824        --        21,668
                                                                  --------    --------    --------
Increase (Decrease) In Cash                                           --          --          --

Cash, Beginning Of Period                                             --          --          --
                                                                  --------    --------    --------

Cash, End Of Period                                               $   --      $   --      $   --
                                                                  --------    --------    --------

                                                F-3

                          SOUTHBORROUGH VENTURES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited financial statements as of May 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Consolidation

         These financial statements include the accounts of the Company and its subsidiaries, AmeriChip Ventures, Inc. (100% owned) and AmeriChip, Inc. (80% owned).

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

     c)  Amortization

         The Company's patent is being amortized on a straight-line basis over 17 years.

                          SOUTHBORROUGH VENTURES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

     e)  Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


3.   RECAPITALIZATION

     Effective March 22, 2003, Southborrough Ventures Inc. ("the Company") acquired 100% of the issued and outstanding shares of AmeriChip Ventures, Inc. which owns 80% of AmeriChip, Inc. The Company had previously been involved in the exploration of mining properties under option and, at the time of the agreement, had no business or assets.

     In connection with the acquisition, the Company acquired 80% of the issued and outstanding shares of AmeriChip, Inc. by issuing 60,000,000 common shares in exchange for 100% of the issued and outstanding shares of AmeriChip Ventures, Inc. As a result of the share issuance, the former shareholders of AmeriChip Ventures, Inc. and AmeriChip, Inc. obtained a majority of the Company's issued and outstanding shares. Since the Company was a non-operating public company, the share exchange has been accounted for as a recapitalization of AmeriChip, Inc. and an issuance of shares by AmeriChip, Inc. to the shareholders of the Company. On March 22, 2003, the Company had a net asset deficiency of $73,477 which has been charged to deficit as if a distribution was made to the shareholders of the Company.

                          SOUTHBORROUGH VENTURES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.   DUE TO RELATED PARTIES

     These amounts are due to directors, are interest free and repayable on demand.


5.   STOCK DIVIDEND

     During the period, the Company declared a stock dividend of three common shares for every one common share held as of the January 23, 2003 record date.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Plan of Operation.

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We do not have sufficient capital to meet our obligations for the next twelve month period. Working capital shortages continue to limit our ability to conduct business, whether related to the ability to pay for the exploration program expenses on the Cedar mineral claim or to the ability to finance the equipment, facilities and related manufacturing and working capital requirements for our recent acquisition. At this stage, our future business is dependent upon the Company's ability to secure additional financing and the ability to secure revenue sources to increase shareholder value. No assurances can be given that we will be successful in this regard. In addition, our auditors have raised substantial doubt as to our ability to continue as a going concern.

As previously indicated, we are pursuing a restructuring plan designed to address the status of outstanding liabilities while exploring potential business combinations which may allow diversification and generate new sources of revenue and potential business opportunities. The Company can provide no assurance that the contemplated restructuring plan will be successful.

In this regard, our current report on Form 8-K filed April 8, 2003 reported the acquisition of all of the issued and outstanding shares of AmeriChip Ventures, Inc. ("AVI"), a Michigan corporation. Through this acquisition, we intend to exploit the use of a patented Laser Assisted Chip Control process which seeks to solve the creation and subsequent handling of long stingy metal "chips" which have been a long-standing problem in the machining industry. In order to successful implement this patented technology, we need to obtain substantial source of funds in the near future.

Since this acquisition, we have been pursuing efforts to raise the substantial funds necessary to finance the commencement of AVI's business activities. Currently, we envision the need to raise up to as much as $8 million, which amount may change or be subject to modification depending on various circumstance. These funds are needed in order to obtain sufficient commercial space for the proposed production facility, purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities. Without adequate financing, our ability to commence AVI's business will be adversely impacted. We anticipate that funding for AVI's business will be in the form of equity financing from the private placement of our common stock. While debt financing may not represent a viable source of funds, we are exploring the conditions under which equipment financing may be available. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain debt financing on satisfactory conditions. Even if adequate funding is raised or debt financing obtained, no assurances can be provided that AVI's business activities will generate sufficient revenues which may result in net profits for the Company

Pursuant to our restructuring plan, we will continue to explore potential business combinations with other parties which may enhance or supplement the operation of AVI's business or which may generate new or additional sources of revenues related to the patented Laser Assisted Chip process. For example, we are exploring whether it may be feasible to acquire the assets of an existing manufacturing firm engaged in manufacturing automobile parts which we could subsequently enhance and benefit through the use of the patented process. Any additional acquisition or other business combination will be dependent on our ability to obtain financing from traditional sources or from seller carryback financing, or a combination thereof. There is no assurance that we will be able to obtain any financing to pursue any future acquisitions or combinations. Even if adequate financing is obtained, no assurance can be provided that any additional acquisition or combination will generate sufficient revenues which may result in net profits for the Company.

As previously stated, we need additional funding if we are to commence the third phase of exploration work on the Cedar mineral claim. We are able to maintain our interest in the Cedar mineral claim only by performing, on or before June 30, 2003, certain exploration work and issuing issue additional shares as option consideration. Since no funding currently exists and with any funding received to be used for commencing AVI's business, we don't envision incurring these exploration expenses nor issuing the additional shares. Accordingly, unless we negotiate a further extension or other changes in the option agreement or make arrangements with third parties to satisfy the exploration requirements, then our option on the Cedar mineral claims will terminate and we will lose all our rights and interest in the Cedar mineral claim rights as of July, 2003.

Results of Operations for Quarter Ended May 31, 2003.

We did not earn any revenues during either the three months ended May 31, 2003 or since the end of our last fiscal year end at November 30, 2002.

We incurred operating expenses in the amount of $28,366 for the three months ended May 31, 2003, compared to $5,727 for the same period in 2002. This increase in operating expenses is attributable to legal and accounting expenses associated with the acquisition in March, 2003 of all the outstanding shares of AmeriChip Ventures, Inc., accrued consulting fees and other related expenses.

We incurred operating expenses in the amount of $46,006 for the six months ended May 31, 2003, compared to $9,162 for the same period in 2002. This increase in operating expenses is also attributable to legal and accounting expenses associated with the acquisition in March, 2003 of all the outstanding shares of AmeriChip Ventures, Inc., accrued consulting fees and other related expenses.

We incurred a loss of $28,366 for the three months ended May 31, 2003, compared to a loss of $5,727 for the three months ended May 31, 2002. We incurred a loss of $46,006 for the six months ended May 31, 2003, compared to a loss of $9,162 for the six month period ended May 31, 2002. Our loss during each of the reference periods is entirely attributable to our operating expenses and lack of any revenues.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any exploration activities or any activities resulting from efforts to diverse our business.

Liquidity and Capital Resources.

We had essentially no cash as of May 31, 2003 and had a working capital deficit of $130,794 as of May 31, 2003. For the period ended May 31, 2003, we were able to sustain our operations by a $25,122 increase in accounts payable and $15,824 advanced to us. We can provide no assurance that we will be able to obtain additional financing through additional creditor financing, negotiation of loans at favorable terms or funds derived from the sale of our common stock. As noted by our auditors in their report as contained in our annual report on Form 10-KSB for the period ended November 28, 2002 and in the amendment to our current report on Form 8-K/A filed August 18, 2003, substantial doubt exists that the Company will be able to continue as a going concern.

As noted herein, we have not attained profitable operations and are dependent upon obtaining financing to commence the business activities of AVI, our wholly-owned subsidiary. Thus, we need to seek immediate additional funding which we anticipate will be in the form of equity financing from the sale of our common stock and, to a lesser degree, debt financing which will probably not be available. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. Without adequate funding, the Company will not be able to pursue its current plan of operations as described herein. In this event, we may have to re-evaluate all aspects of our business activities.

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

     The Company's intentions and expectations described in this Form 10-QSB with respect to its contemplated future activities which may be conducted through its wholly owned subsidiary, AmeriChip Ventures, Inc., may be deemed to forward-looking statements. These statements are based on management's current assessment of its business opportunities in light of the information available at the time and its analysis of these opportunities. Subsequently obtained information and experience concerning potential activities may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans and contemplated activities. Furthermore, circumstances beyond the Company's control may alter and vary its intended business operations.

Item 3.  Controls and Procedures.

Within the 90 day period prior to the filing of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(C) and 15d-14(C) of the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART II

Item 1.  Legal Proceedings.

     NONE

Item 2.  Changes in Securities.

     In connection with the share exchange between the Company and the shareholders of Americhip Ventures, Inc., effective March 22, 2003, the Company issued an aggregate of 60,000,000 shares of our common stock to the three former shareholders of Americhip Ventures, Inc. in exchange for all of the issued and outstanding shares of Americhip Ventures, Inc. common stock. We relied upon the exemption form federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering. Each investor executed a subscription agreement acknowledging that he has such knowledge and experience in financial and business matters so that he was capable of evaluating the risks of the investment. All certificates evidencing the subject shares contain restrictive investment legends noted thereon.

Item 3.  Defaults Upon Senior Securities.

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     NONE

Item 5.  Other Information

     In order to maintain our interest in the Cedar mineral claim, we had until June 30, 2003 to perform certain exploration work and to issue additional shares as option consideration. We were unable to perform any of the required exploration work and did not issue the additional shares. We were unable to locate any joint venture partner to assist us in funding the exploration work and no further extension was sought to maintain our rights and interest in the Cedar mineral claim interest. Thus, as of July, 2003, we have no further rights or interests in the Cedar mineral claim.

     With the termination of our rights and interests in the Cedar mineral claim, our remaining efforts will be focused on successfully commencing the business activities of AmeriChip Ventures, Inc., our wholly-owned subsidiary. As noted in this Form 10-QSB, we need to obtain substantial funds in the near future, of which there is no assurances.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

     99.1 Certification of David Howard(1)

     99.2 Certification of Marc Walther(1)

          (1)  Filed herewith

     (b)  Reports on Form 8-K

     Form 8-K dated April 8, 2003 was filed with the Securities and Exchange Commission reporting on the acquisition of all of the issued and outstanding shares of AmeriChip Ventures, Inc., which became a wholly-owned subsidiary.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHBORROUGH VENTURES INC.



By:  /s/  David Howard                                           August 19, 2003
  --------------------------------                               ---------------
          David Howard
          President and Chief Executive Officer

By:  /s/  Marc Walther                                           August 19, 2003
   -------------------------------                               ---------------
          Marc Walther
          Treasurer and Chief Financial Officer