Form 10QSB
period 2003-08-31
SOUTHBORROUGH VENTURES INC
filed 2003-10-15
CIK 1132487

==================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending AUGUST 31,2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33127

SOUTHBORROUGH VENTURES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0339467 (I.R.S. Employer Identification No.)

12933 W. Eighth Mile Road
Detroit, Michigan 48235
 (Address of principal executive offices)

Registrant's telephone number including area code: (734) 302-8708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [   ]

The number of common shares without par value outstanding on August 31, 2003 was 80,020,000 shares.

==================================================================================

PART I.

Item 1.   FINANCIAL STATEMENTS

SOUTHBORROUGH VENTURES, INC.
 (A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2003	2002

ASSETS
Patents, net of accumulated amortization	$144,174	$151,764

LIABILITIES

Current
Accounts payable	$80,001	$10,527
Due to related parties (Note 4)	59,121	5,844
	139,122	16,371

Minority Interest	23,506	-
	162,628	16,371

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001 each

Issued:
80,020,000 common shares at May 31, 2003 and
20,020,000 common shares at November 30, 2002	80,020	20,020

Additional paid-in capital	57,580	151,980

Deficit Accumulated During The Development Stage	(156,054)	(36,607)
	(18,454)	135,393

	$144,174	$151,764

SOUTHBORROUGH VENTURES, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2003	2002	2003	2002	2003

Expenses	$10,858	$9,757	$56,864	$13,192	$93,471

Net Loss For The Period	$(10,858)	$(9,757)	$(56,864)	$(13,192)	$(93,471)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	80,020,000	80,020,000	80,020,000	80,020,000

SOUTHBORROUGH VENTURES, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	NINE MONTHS ENDED		INCEPTION TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(56,864)	$(9,162)	$(93,471)
Add: Amortization	7,590	5,060	27,826
	(49,274)	(4,102)	(65,645)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable	32,450	4,102	42,977
	(16,824)	-	(22,668)

Cash Flows From Financing Activity
Due to related parties	16,824	-	22,668

Increase (Decrease) In Cash	-	-	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$-	$-

SOUTHBORROUGH VENTURES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

  BASIS OF PRESENTATION

  The unaudited financial statements as of August 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

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

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

  DUE TO RELATED PARTIES

  These amounts are due to directors, are interest free and repayable on demand.

  STOCK DIVIDEND

  During the period, the Company declared a stock dividend of three common shares for every one common share held as of the January 23, 2003 record date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation.

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We do not have sufficient capital to meet our obligations for the next twelve month period. Working capital shortages continue to limit our ability to conduct business, whether related to the ability to pay for the exploration program expenses on the Cedar mineral claim or to the ability to finance the equipment, facilities and related manufacturing and working capital requirements for our recent acquisition. At this stage, our future business is dependent upon our ability to secure additional financing and the ability to secure revenue sources to increase shareholder value. No assurances can be given that we will be successful in this regard. In addition, our auditors have raised substantial doubt as to our ability to continue as a going concern.

As previously indicated, we are pursuing a restructuring plan designed to address the status of outstanding liabilities while exploring potential business combinations which may allow diversification and generate new sources of revenue and potential business opportunities. We can provide no assurance that the contemplated restructuring plan will be successful.

We have been pursing efforts to raise the substantial funds necessary to finance the commencement of AmeriChip Ventures, Inc.'s ("AVI") business activities. Currently, we envision the need to raise up to as much as $8 million, which amount may change or be subject to modification depending on various circumstance. These funds are needed in order to obtain sufficient commercial space for the proposed production facility, purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities. Without adequate financing, our ability to commence AVI's business will be adversely impacted. We anticipate that funding for AVI's business will be in the form of equity financing from the private placement of our common stock. While debt financing may not represent a viable source of funds, we are exploring the conditions under which equipment financing may be available. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain debt financing on satisfactory conditions. Even if adequate funding is raised or debt financing obtained, no assurances can be provided that AVI's business activities will generate sufficient revenues which may result in net profits for the Company.

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

Results of Operations for Quarter Ended August 31, 2003.

We did not earn any revenues during either the three months ended August 31, 2003 or since the end of our last fiscal year end at November 30, 2002.

We incurred operating expenses in the amount of $10,858 for the three months ended August 31, 2003, compared to $9,757 for the same period in 2002. This increase in operating expenses is attributable to legal and accounting expenses associated with the acquisition in March, 2003 of all the outstanding shares of AmeriChip Ventures, Inc., accrued consulting fees and other related expenses.

We incurred operating expenses in the amount of $56,864 for the nine months ended August 31, 2003, compared to $13,192 for the same period in 2002. This increase in operating expenses is also attributable to legal and accounting expenses associated with the acquisition in March, 2003 of all the outstanding shares of AmeriChip Ventures, Inc., accrued consulting fees and other related expenses.

We incurred a loss of $10,858 for the three months ended August 31, 2003, compared to a loss of $9,757 for the three months ended August 31, 2002. We incurred a loss of $56,864 for the nine months ended August 31, 2003, compared to a loss of $13,192 for the nine month period ended August 31, 2002. Our loss during each of the reference periods is entirely attributable to our operating expenses and lack of any revenues.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any exploration activities or any activities resulting from efforts to diverse our business.

Liquidity and Capital Resources.

We had essentially no cash as of August 31, 2003 and had a working capital deficit of $139,122 as of August 31, 2003. For the period ended August 31, 2003, we were able to sustain our operations by an increase in accounts payable and money advanced to us. We can provide no assurance that we will be able to obtain additional financing through additional creditor financing, negotiation of loans at favorable terms or funds derived from the sale of our common stock. As noted by our auditors, substantial doubt exists that the Company will be able to continue as a going concern.

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

Item 3.   CONTROLS AND PROCEDURES

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

PART II

Item 6.   EXHIBITS AND REPORTS OR FORM 8-K

(a)   Exhibits

Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2003.

SOUTHBORROUGH VENTURES, INC. (Registrant)

BY:	/s/ David Howard David Howard, President and Principal Executive Officer
BY:	/s/ Marc Walther Marc Walther, Treasurer and Principal Financial Officer