Form 10KSB
period 2003-11-30
AMERICHIP INTERNATIONAL INC
filed 2004-03-23
CIK 1132487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[ x ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33127

AMERICHIP INTERNATIONAL INC.
(formerly Southborrough Ventures, Inc. )
(Name of registrant as specified in its charter)

NEVADA	98-0339467
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

12933 W. 8 Mile Road.
Detroit, Michigan 48325
(Address of principal executive offices)

(313) 341-1663
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 18, 2004 was 92,270,000.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes       [    ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended November 30, 2003 were $-0-. Aggregate market value of voting stock held by non-affiliates of 32,270,000 shares outstanding at March 18, 2004 was approximately $3,872,400. Amount was computed using the average bid and ask price as of March 18, 2004, which was $0.12. As of March 12, 2004, a total of 92,270,000 shares of common stock were outstanding.

Forward Looking Statements

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of "Operations","Description" of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in its forward-looking statements are reasonable, we can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

*	Expectations and estimates as to completion dates of products developed by AmeriChip International Inc.;
*	Our ability to implement successfully an operating strategy as described in the business section of this report;
*	Future financial performance as estimated in our financial projections;
*	Our forecasts of customer or market demand;
*	Highly competitive market conditions; and
*	Changes in the machining industry.

This list of categories of forward-looking statements should not be construed as exhaustive. We will not update or revise any forward-looking statements.

Certain factors that could cause our forward-looking statements to be in correct and cause our actual results to materially vary from projections made in forward-looking statements as further described in our risk factors.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on October 17, 2000 as Southborrough Technology Corporation. On March 9, 2001 we changed our name to Southborrough Ventures, Inc. We were in the business of mineral exploration; although, we initially relied upon the mineral exploration of others and never conducted any mineral exploration ourselves. We obtained an option to acquire a 100% interest in a mineral claim located in the Slocan Mining District Province of British Columbia, Canada. We referred to this mineral claim as the Cedar mineral claim. This option was exercisable by us completing further cash payments and share issuances to the option or and by completing minimum required exploration expenditures on the Cedar mineral claim. We allowed the option on this claim to expire on or about June 30, 2003.

Our objective was to conduct mineral exploration activities on the Cedar mineral claim in order to assess whether the claim possesses commercially exploitable reserves of silver, lead or zinc. We were unable to identify any commercially exploitable reserves. Our proposed exploration program was designed to search for commercially exploitable deposits.

On February 28, 2003, our board of directors approved the termination of our exploration activity and the acquisition of the AmeriChip Laser Assisted Chip Control ("LACC") technology.

On February 28, 2003 our Board of Directors signed an Agreement and plan of reorganization with AmeriChip Ventures, Inc., ("AVI") of Detroit, Michigan to acquire 100% of the outstanding common stock of AVI pursuant to Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended, in exchange for 60 million shares of our common stock.

On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003, were consummated pursuant to which we, AVI and AVI shareholders agreed to effect a Type B reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Reorganization Agreement, we acquired all of the issued and outstanding shares of AVI's common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, our president, Marc Walther, our chief financial officer, and Ed Rutkowski, our treasurer. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed hereinafter, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following:

Messrs Howard, Walther and Rutkowksi, each shall receive US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The company may repay any or all of this amount without penalty. Messrs Howard, Walther and Rutkowski have agreed to a suspension in payments until we begin generating revenues from operations, however, the amounts owed will continue to accrue.

On October 16, 2003, we executed a definitive Asset Purchase Agreement with APM to acquire certain assets listed therein; payment of an outstanding balance to Comerica Bank; and, the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. We are currently negotiating with a third party lender to obtain funding to conclude the transaction with Comerica Bank, however, as of today, we have not concluded the third party financing.

In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol "ACHI".

Our principal offices are located at 12933 West 8 Mile Rd. Detroit, MI 48235 USA. Our telephone number is (313) 341-1663.

Summary

As of March 11, 2004, we have two patents covering the technology described below. While we have such patents, we do not have any equipment to manufacture any of the products we discuss. Implementing our operation of our business is entirely dependent upon us acquiring financing to acquire the equipment owned by American Production Machining LLC of which there is no assurance will ever occur or acquiring similar equipment from third party vendors. The equipment we intend to acquire includes lasers and robots.

Overview

Our technology, when implemented, will eliminate dangerous ribbon-like steel chips that tangle around moving tool parts, automation devices and other components essential to the machine processing of low to medium grade carbon steels and non-ferrous metal parts. The result of this process is a superior product manufactured in a safer working environment, avoiding many of the health and safety issues associated with traditional metal processing methodologies, while offering potential cost savings.

We have completed the design and testing of its patented laser assisted chip Control technology. We are currently working with automakers and vendors with a view of supplying processed parts.

American Production Machining, LLC.

On April 23, 2003, we executed a letter of intent with American Production Machining LLC, Michigan limited liability company ("APM") to acquire certain assets of APM subject to the execution of a definitive agreement with APM.

On May 15, 2003 three creditors forced APM into Chapter 7 bankruptcy. On May 29, 2003, the Chapter 7 action was converted to a Chapter 11 reorganization proceeding under the United States Bankruptcy Code, case no. 03-53930 pending in the United States Bankruptcy Court for the Southeastern District of Michigan.

On October 16, 2003, we executed a definitive Asset Purchase Agreement with APM to acquire certain assets listed therein in consideration of the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank.

As of the date hereof, we have paid $10,000 to APM.

The closing date for the transaction described herein was November 15, 2003. This was extended to January 24, 2004.

The Asset Purchase Agreement expired on January 24, 2004. We were unable to obtain the necessary financing to conclude the transaction. We are negotiating with a third party lender at this time, but have not obtained any financing. We continue to negotiate with Comerica Bank. As of today's date the assets we want to acquire have not been sold to anyone else. We believe that if we can obtain the necessary financing, we will still be able to acquire the assets. There is no assurance will be able to obtain the necessary financing or acquire the APM assets.

Further, any agreement we enter into with respect to the APM assets is subject to the entry of an order of sale by the United States Bankruptcy Court.

The equipment we intend to acquire is necessary for us to implement our technology.

In order for us to proceed with the use of the AVI technology, we must acquire the equipment owned by APM. If we do not acquire the APM equipment, we will have to look elsewhere for such equipment. There is no assurance, that should we fail to acquire the APM equipment, that we will ever be able to implement our operations. We are currently looking for additional third party sources for the equipment.

Alliances

The Company has the following alliances:

Meritage Solutions - builds customs machinery for automation and material handling.

GSI Lumonics - A leading provider of laser equipment.

Creative Automation - A leading integrator of palletized automation.

The Process

Traditional methods of handling this problematic residue of machining metal parts has necessitated the manufacture of specially designed chip control inserts and or the use of coolants to assist in the separation and flushing of contaminated metal chips, a problem that has plagued the metal parts manufacturing industry for more than 60 years. The problem, however, has become even more prevalent with the development of highly automated machine tools during the last two decades. Automated machinery was developed to satisfy the demand for the increased production of machined metal components by the automotive sector as well as other industries. Certain operations resulted in such serious chip control problems that some companies were unable to effectively capitalize on the benefits of automation.

With a continuous goal of increased production, a second primary motive for automation within the metal machining industry is cost reduction. The automotive industry has been particularly hard pressed to effect lower costs both within its own internal operations as well as components manufactured on its behalf by outside suppliers who must remain competitive. Preventing the forfeiting of contracts to foreign parts providers where labor and other costs are considered lower than in the USA is of key importance. Stringy metal chips wrap around automatic gauging and interfere with robotics to cause an interruption or discontinuance of the automation to manual operations. The AmeriChip LACC process allows this problem to be eliminated.

Currently coolant is deployed to flush the long stringy chips out of the machine components and remove them from the machine base itself. If the base becomes clogged it can cause many hours of non-productive down time and added costs while the machinery is cleaned. Coolant represents a major component of the entire manufacturing processes, representing as much as 15% of the total machining production cost. Coolant also has to be disposed of in accordance with environmental regulations, adding even more cost. Additional, coolant fumes may pose potentially serious health risks and the cause of long term problems when inhaled. The UAW has established standards for coolant exposure in the five (5ml) per cubic meter and has requested that even stricter regulations be adopted at ten times more stringent. The multiple cost factor associated with the use of coolant as well as related health and environmental factors represent a challenge for metal machining manufacturing companies to significantly reduce the consumption of coolant or to eliminate its use altogether. By eliminating the use of coolant, incidence of workman's compensation claims will be dramatically reduced. Additional, the ribbons of metal chips that remain following the machining of metal components without the contamination of bacteria laden coolant will provide an additional revenue source for the company and the "chips" can be salvaged and recycled for cash.

We have targeted the automotive sector, but our process can be applied to any industry where the machining of metal is a major process of manufacturing of component parts. This includes, but is not limited to oil patch, off road construction, farm implements, aerospace and defense contractors.

Although our main goal is to acquire automotive parts manufacturers such as American Production Machining, as wholly owned subsidiaries, we could apply our process to auto parts such as axle shafts, axle tubes, spindles, and connecting rods, in our own facility.

In this scenario, the customer would deliver raw goods (un-machined auto parts) to our facility where we would apply the LACC process and the customer would retrieve the "treated" part for machining at their location. Such a plan would require the purchase of several specialized lasers and robotics and the leasing of approximately 40,000 sq ft. This would allow for space three (3) separate lasers and a holding area of approximately 10,000 sq ft for the raw goods/treated parts.

Our customers are expected to find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies and significant cost savings in the overall machining of metal parts. Benefits of using our process would include the following:

*	Less Machine Down-Time -
1.	Chip Clearing by operator of tools and parts.
2.	Reduced tool breakage due to wrapping of chips, re-cutting of chips
3.	Eliminate down time required for chip pullers to clear machines and under floor conveyers of clogged chip bundles.
4.

Increased machine efficiency by eliminated chip bundles from tangling around tool slides, posts, holders and interfering with adjacent moving parts, such as robotics, automation, chucking and in-line process gauging.

5.	Predictable tool change management program linked to consistency in tool life.
6.

Reduced incidents of on the job injury die to the exposure to sharp, long continuous stringy chips, which requires medical down time. Jobs are handled more quickly and efficiently leading to less frustration and constant worry about dealing with dangerous chips.

*	Reduced Costs
1.	Increased throughput as a result of less downtime.
2.	Reduction of direct labor - chip pullers are no longer required.
3.	Eliminates maintenance and outside special services to clean and repair chip evacuation systems increasing productivity through reduced machine down time.
4.	Reduction of overtime because of increased through-put per machine
5.	Reduced use of Hi-Lo driver's time to removed containers filled quickly because of the chip bundles. Few containers are necessary due to chip compaction.
6.	Improved tool life due to less breakage because of chip bundles.
7.	Less machine maintenance required
8.	Reduced scrap.
9.	Elimination of coolant. The LACC process does not require the use of coolant whatsoever. The working environment is therefore less toxic, cleaner and safer.
10.	Reduction in coolant filter cost.
11.	Reduction in coolant disposal cost.
12.	Reduced costs of gloves and aprons as fewer are needed.
13.	Better railcar utilization due to chip compaction.
14.	Lower insurance rates as a result in the reduction of injuries related to the handling of long sharp stringy chips, cleaner and safer work area, which is less toxic.
15.	Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

*	Tooling and Process Efficiencies -
1.	Eliminates the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals.
2.	Reduces welding and packing of chips, which affects cutting tools.
3.	Improved chip disposal and handling costs through better management of chip lengths.
4.	Reduced capital equipment expenditures, as high-pressure coolant systems are no longer necessary.
5.	The need for specially designed chip control inserts and the use of coolants to manage the "chip" are no longer required with the LACC process.

Technology

The basic system element of our patented technology includes the use of laser to create an engineered interruption in the material to effect a controlled breaking of the metal chip. Our technology focuses on increasing the machining efficiencies to effect faster feed rates and less down time. The process is designed to work with technologies of existing machines and operations. We expect to continue to develop additional proprietary technology to enhance the patent and its benefits.

Current Products and Services

Our patented laser assisted chip control process is readily applicable to any metal component that requires precision finishing.

We believe that our process will provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our service to businesses in the following markets:

*	Automakers
*	Oil Patch
*	Aerospace
*	Off Road Construction
*	Farm Implements Manufacturing
*	Defense Contractors

Sales & Marketing

With the LACC process proven and ready for market we looked to acquire an existing Tier One approved company that had substantial revenues and an existing relationship with a major automaker. We found that American Production Machining (APM) was an ideal target acquisition. Management feels very strongly that 50% of the existing orders handled by APM can be processed with our LACC process. We have made the transition from being a company focusing almost solely on product development and testing, to an entity to be driven by sales and marketing,

Management has identified what is believed to be large markets that remain underserved but would be logical, potentially strong candidates given an appropriate product and service offering at the right price. Just for automotive products, management has identified particular market segments that have specific business needs to attend. These are: Axle Shafts, axle tubes, torque converters, spindles, pinions, input/output shafts, side gears, connecting rods.

1.       Production Efficiencies: To assist customers in changing the way they machine metal parts by producing more parts per shift with less down time and fewer workplace injuries.

Customers Need	Customers Targeted
Increased efficiency	All industries machining metal components and parts
Less down time for chip removal	All industries machining metal components and parts
Less down time caused by accidents	All industries machining metal components and parts
Cost reduction in machining parts.	All industries machining metal components and parts

2.       Workplace Improvements: To provide an environment in which the employees are protected from hazards that can cause downtime or loss of work and that ultimately effect production. Management believes that this is achieved by the elimination of hazardous razor sharp chips, the elimination of the need for bacteria and toxin laden coolant that also creates a slippery work area and the reduced down time to clean the equipment. Cost-effective and practical functionalities for machining companies are what our LACC process creates.

Customers Need	Customers Targeted
Hazard free work environment	All industries machining metal components and parts
Reduced on the job injuries/sick leave	All industries machining metal components and parts

3.       Reduced Costs: Currently coolant is used to flush metal chips or to break chips at the brown zone. If the machining area becomes entangled with metal chips, the operation must be stopped and the metal chips evacuated. It can cause many hours of machining down time. Coolant represents a major component of the entire machining process. This can be as much as 15 to 17% of the total machining cost. This includes the disposal of the coolant and the metal chips, which are strictly regulated. This will add even more costs to the overall operation.

Customers Need	Customers Targeted
Machining process without coolant	All industries machining metal components and parts
Maximum use of machinery during shifts	All industries machining metal components and parts
Maximum employee productivity	All industries machining metal components and parts

As of March 1, 2004 our sales and marketing team consists of two people; Mr. David Howard, President and Mr. Marc Walther, CFO. Upon the closing of our target acquisition, we will add two salesmen to our team. We plan to market and sell our product as follows.

Strategic Sales

The pursuit of sales will come in several directions. The first direction will be through manufacturing the parts, which will include the process and deliver a finished product to the customer. This will be done with companies that we acquire over time. The second direction to the market will be through testing the processed parts in the customer's facility with the customer machining the parts showing the savings. Another presentation to the market will be the customer after testing and approving our process, purchasing the equipment from one of our strategic alliances and pay AmeriChip a royalty on the use of the process patent. AmeriChip will also earn a commission of the machine when it is sold. This can be taken to a forging or casting company so they can offer a highly increased machinable casting.

Manufacturing

We intend to manufacture our own parts, subject to the acquisition of the equipment from American Production Machining LLC or a third party vendor. Currently, we do not have funds to acquire any equipment. Until such time as we acquire the foregoing equipment, we cannot manufacture any parts. Until we have our own equipment, we intend to retain a third party manufacturer to manufacture the parts. As today's date, we have not contacted any third party manufactures and there is no assurance we will do so in the future. Until we have an ability to manufacture parts, we cannot generate revenues.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Government Regulations

In addition to regulations applicable to businesses in general, our plant operations will not be subject to any other regulations that are common in industrial manufacturing.

Competition

We compete with other parts machining companies. We have not generated any revenues from our operations and are a minuscule participant in the parts manufacturing business.

Intellectual Property

We rely on our patents to protect our technology. We also have unpatented proprietary technology. We rely on nondisclosure and other contractual provisions to protect our proprietary technology. Currently, we have two patents granted and we intend to file other patent applications for enhancements to the existing patents. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and partners and limit the dissemination and access to our technical documentation and other proprietary information. There is no assurance our patents will provide us with adequate protection. If a third party infringes on our patents, we do not have adequate funds available for protracted litigation and consequently may not be able to enforce our rights under applicable patent laws.

Employees

As of November 30, 2003, we had three employees, two full-time consultants and many other part-time consultants. We believe relationships with our employees and consultants are good.

Risk Factors

The risks and uncertainties described below are not the only ones facing our company. Additional risks not presently known or that we currently consider insignificant may also impair our business operations in the future. Our business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of our common shares could decline due to any of these risks.

1. We have never generated any revenues from operations. If we do not begin generating revenues, we may have to cease operations. We have never generated any revenues. At November 30, 2003, we had an accumulated deficit of $1,835,898. In order to become profitable, we will need to generate revenues to offset our cost of research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future and ultimately, we may have to cease operations.

2. Our operating results are impossible to predict because we have not begun operations. As a result, we cannot determine if we will be successful in our proposed plan of operation. Our operations have been limited to developing our technology. We have not generated any revenues. Accordingly, we can not determine what the future holds for our proposed plan of business. As such an investment in our business is extremely risky and could result in the entire loss of your investment.

3. An evaluation of our business is difficult because we have no operating history. We face a number of risks encountered by companies in our sector, including:

*	Our need to introduce reliable service that meet the demanding needs of customers;
*	Our need to rapidly increase our marketing, sales and support organizations, as well as our distribution channels;
*	Our capacity to anticipate and respond to market competition and technological change;
*	The uncertainty of market acceptance of our service;
*	Our need to manage growing operations;

4. If we do not generate revenues from the sale of our products to new customers, our business will not be successful. Our success depends on our ability to generate revenue from the sale of our products to customers and on market acceptance of our products. Currently we have no customers or products to sell. If we are not able to generate revenues through the sale of our products, we will have to cease operations.

5. We will be depending on a limited number of third parties to manufacture and supply lasers and robotics. If our suppliers do not execute their obligations, or if they stop to manufacture and supply this equipment critical for the implementation of the LACC, we may be not capable to find other suppliers or operate our business. We rely on limited suppliers for a number of the key components required to implement our process. We do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expired, if we were unable to obtain adequate supply of lasers and robotics critical for our process, if the quality of these products was to be inadequate, or if the terms for supply of these products became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

6. If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers. Our future success depends upon our ability to determine the needs of our customers to design and implement products that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future services will adequately satisfy customer demands.

7. We have limited resources and may be unable to manage our anticipated growth in operations. If we fail to develop and maintain our business as we experience growth, demand for our services could decrease. Our development will place significant strain on our managerial, operational and financial resources.

8. Our success and ability to compete depends upon our ability to secure and protect patents, trademarks and other proprietary rights. Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in Canada, the U.S. and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality agreements and other contractual provisions and agreements, copyright and trademark laws, which afford AmeriChip limited protection. The measures we take to protect our proprietary rights may not be adequate.

9. We may be subject to litigation that could result in significant costs to us. We may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of our process. Some of our agreements with our customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement.

10. Government Regulations. In addition to regulations applicable to businesses in general, our plant operations will not be subject to any other regulations that are common in industrial manufacturing.

11. We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business. Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with significant expertise. New employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

12. Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses. If we have suppliers that are located outside Canada and the U.S. Fluctuations in the value of the Canadian and U.S. dollars is difficult to predict and can cause us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results.

13. The market for our common stock is at times limited. There has been a great fluctuation in the price of our stock over the past 14 months. When we initially started trading in January 2003, the stock traded as high as $3.45. For the past 6 months the stock has traded below $1.00 and as low as $0.07. Our common stock trades on the OTC Bulletin Board under the symbol "ACHI," which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

14. Penny stock rules limit the liquidity of our common stock. Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

15. We have never paid cash dividends on our common stock. We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

16. An investment in our company may be diluted. We may issue a substantial number of shares of our common stock without investor approval. Any such issuance of our securities in the future could reduce an investor's ownership percentage and voting rights in our company and further dilute the value of your investment.

17. Due to the emerging nature of our business, the market price of our common stock may rise and fall in response to:

*	Failure to close on the acquisition of the assets of APM;
*	Failure to source and secure a company similar to APM;
*	Failure to raise sufficient capital to purchase lasers and robotics;
*	changes in estimates of our financial performance or changes in recommendations by securities analysts;
*	disposition of shares of our common stock held by large investors

ITEM 2.       DESCRIPTION OF PROPERTIES

We currently share space in a building owned by one of our directors. Our main office is located at 12933 West 8 Mile Road, Detroit Michigan 48235. We do not pay any rent.

Our intention, should we be successful in closing on the acquisition of APM is to re-locate to their existing facility at 32100 Groesbeck Highway, Fraser, Michigan 48026 and to establish a corporate head office there. As part of our proposal we have re-negotiated the lease for the 90,000 square feet facility and will be paying rent of $30,000 per month, with the lease expiring on March 2009.

ITEM 3.       LEGAL PROCEEDINGS

We are not subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders is the fourth quarter of 2003.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc under the symbol "ACHI." Our shares began trading January 10, 2003. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last fiscal year end. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

2003	Low	High
Quarter ended
February 28, 2003	2.75	3.45
May 31, 2003	1.60	2.15
August 31, 2003	0.14	2.00
November 30, 2003	0.07	0.47

As of March 18, 2004 there were approximately 38 holders of record of our common shares. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

The market price of our common shares may to be the object of significant fluctuations related to a number of events and reasons, such as variations in our operating results, recommendations of securities analysts on us or our competitors, the operating and stock performance of other companies that the market may view as related to our business, and news reports relating to trends in our activities.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of many high technology companies that may have often been not related or inconsistent to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions and other factors, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid any cash dividends on our common shares and at present we do not intend to pay any cash dividends in the foreseeable future. Our plan is to retain earnings, if any, to fund our future growth.

On January 13, 2003, we declared a stock dividend of 3 additional shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 22, 2003 and our common shares began trading on a post-dividend basis on January 22, 2003. As of that date, we had a total of 20,020,000 common shares outstanding post-dividend.

Issuance and Cancellation of Common Shares

On May 12, 2003, we issued 60 million restricted common shares to Messrs. Howard, Walther and Rutkowski in payment for the acquisition the all assets and intellectual property related the Laser Assisted Chip Control Process.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have an equity compensation plan. It is our 2003 Nonqualified Stock Option Plan (the "Plan"). The Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 12,000,000 shares. As of November 30, 2003, 5,350,000 shares were issued pursuant to the Non-qualified Stock Option Plan in payment for services rendered by various consultants. On December 11, 2003 we issued an additional 300,000 common shares pursuant to Rule 144. Under the Plan, we still had 2,505,000 options available for issuance. On December 12, 2003 we increased out 2003 Non-qualified Stock Option Plan from 8 million shares to 12 million shares. On January 8, 2004 4 million shares were issued pursuant to the 2003 Non-qualified Stock Option Plan; as were 1,600,000 shares issued on January 29, 2004 and 1 million shares on February 17, 2004. We still have 50,000 shares available for issuance.

	Number of		Number of Securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
Plan category	(a)	(b)	column (a)) (c)

Equity compensation plans	0	0	0
approved by security holders

Equity compensation plans	11,950,000	$0.15	50,000
not approved by securities
holders

Total	11,950,000	$0.15	50,000

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Revenue Recognition

We have not generated any revenues from our operations during the last two years. . We plan to recognize revenue, if and when that ever occurs, of which there is no assurance, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Development Costs

Our company is in a development stage and all costs relating to research and development are charged to operations as incurred.

In the year ended November 30, 2003, the Company acquired rights to the patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology ("LACC") which can be used in manufacturing.

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

	November 30, 2003	November 30, 2002
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(13,146)	(8,639)
	$28,923	$33,430

Amortization expense was $4,507 in each of the years ended November 30, 2003 and 2002.

Amortization of Equipment and Property

We have no equipment or property.

Long-Lived Assets

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Foreign Currency Transactions/Balances

Our functional currency is the United States dollar. Occasional transactions may occur in Canadian dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates for the year are used to translate revenues and expenses.

Stock-Based Compensation

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

On October 22, 2003, the Company's board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan. This plan allows the Company to distribute up to 8,000,000 shares of the common stock to officers, directors, employees and consultants through the authorization of the Company's board of directors. Subsequently, the Company's board of directors authorized an increase of 4,000,000 S-8 shares to the plan.

On October 31, 2003, 100,000 warrants were granted at an exercise price of $0.30 per share, 100,000 warrants were granted at an exercise price of $0.40 per share and 100,000 warrants were granted at an exercise price of $0.50 per share for consulting services.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 1.0, and expected life is 3 months.

The following is a summary of stock option activity:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding October 22, 2003	-	$0.00
Granted	5,350,000	0.15
Exercised	(5,350,000)	(0.15)
Forfeited	-	-
Expired	-	-
Outstanding and exercisable, November 30, 2003	-	$-

Weighted average fair value of options granted during the year ended November 30, 2003	$0.15

Acquisition of Assets

The financial statements for November 30, 2003 reflect the February 28, 2003 purchase of all assets and intellectual property relating to the Laser Assisted Chip Control Process restructuring related thereto. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 60 million restricted shares of common stock with a fair value of $3 million.

The acquisition of the Laser Assisted Chip Control Process has been accounted for using the purchase method of accounting, and was allocated as follows:

Patents and trademarks	$42,069

The In Process R & D was amortized during the fiscal year ended November 30, 2003. The remaining intangible assets - patents and trademarks and Laser Assisted Chip control process- will be evaluated annually to determine their continuing value, and amortized accordingly.

Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109 as of our inception. Since then, we have incurred net operating losses of $1,782,000, which expire starting in 2015. Pursuant to SFAS 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003	2002
	$	$
Net Operating Loss	1,782,000	20,000
Statutory Tax Rate	0.34	0.34
Effective Tax Rate	0.34	0.34
Deferred Tax Asset	606,000	6,800
Valuation Allowance	(606,000)	(6,800)
Net Deferred Tax Asset	-	-

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions did not have a material impact on our consolidated financial position and results of operations.

The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December15, 2002. We adopted the disclosure requirements of SFAS No. 148 on January 1, 2003.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

Overview

Fiscal 2003 was a milestone year for our company. On February 28, 2003, our subsidiary AmeriChip Ventures, Inc. that holds the patents originally granted to Ed Rutkowski in 1993. Our newly acquired technology allows for a patented pre-machining part treatment that combines advanced laser, software and material handling technologies to eliminate chip-control problems before an insert ever touches a work piece.

Prior to our acquisition of the assets related to the Laser Assisted Chip Control process our Company had been engaged in the exploration and acquisition of mineral properties. Since our inception on October 17, 2000, our company has not generated any revenues from its mineral properties or from its newly acquired technology.

On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003, were consummated pursuant to which the Company, AmeriChip Ventures, Inc. and the AVI shareholders agreed to effect a Type B reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Reorganization Agreement, the Company acquired all of the issued and outstanding shares of AVI's common stock with the result that AmeriChip Ventures, Inc. is now a wholly owned subsidiary of the Company. In exchange, the Company issued 60 million shares of the Company's common stock to the three (3) AVI shareholders who have control of the Company with the ownership of approximately 75% of the Company's issued and outstanding common stock.

On January 13, 2003, we declared a stock dividend of 3 additional shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 23, 2003 and our common shares began trading on a post-dividend basis on January 23, 2003. As of that date, we had a total of 20,020,000 common shares outstanding post-dividend.

On October 16, 2003, we executed a definitive Asset Purchase Agreement with APM to acquire certain assets listed therein; payment of an outstanding balance to Comerica Bank; and, the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. We are currently negotiating with a third party lender to obtain funding to conclude the transaction with Comerica Bank, however, as of today, we have not concluded the third party financing.

We intend to continue to fund our operations through the issuance of common stock as well as seek venture capital and traditional financing.

With the acquisition of the Laser Assisted Chip Control process and its further development, we have set for ourselves the goal to be recognized as a leading provider a technology that eliminates the 60 year old chip control problem inherent in the machining of metal parts.

Results of Operations

Our company has not yet recorded any revenue from its newly acquired technology.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the LACC technology from AmeriChip Ventures Inc. in February 28, 2003, our company has been engaged in the search for an operating company to use as its base of operation. In addition, it has continued to conduct trials on auto parts in order to establish pricing criteria for different components.

As of November 30, 2003, our principal capital resources have been acquired through private placements from interested shareholders with the view to issuing common shares pursuant to Rule 144. We have compensated consultants through the issuance of our common stock under our 2003 Nonqualified Stock option plan. We do not have a credit line available at any bank at this time. Our ability to emerge from our current development stage with respect to our planned business activity is dependent upon our successful efforts to acquire an operating company and to implement our technology, thus attaining profitable business operations, and/or to raise additional equity financing.

On October 22, 2003, our company filed a Form S-8 with the Securities and Exchange Commission to establish our Option Plan. The total number of our shares available for grants under the Option Plan was 8,000,000 common shares. On December 12 2003, the company filed an amended Form S-8 with the Securities and Exchange Commission and increased the number of shares available for grant from 8 million to 12 million common shares.

On October 31, 2003 our company granted options to purchase 3,350,000 shares of common stock at an exercise price of $0.06 per share. On October 21, 3002, our company granted options to purchase 2,000,0000 shares of common stock at an exercise price of $0.010 per share, and 4,000,000 shares of common stock at an exercise price of $0.07 per share on January 27, 2004. As of November 30, 2003, 5,350,000 options had been exercised.

A summary of the changes in our common share purchase options is presented below:

	November 30, 2003		November 30, 2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of year	-	$-	-	$-
Granted	5,350,000		-	-
Exercised	5,350,000	0.15	-	-
Forfeited / Expired	-	-	-	-

Balance, end of year	2,650,000	$0.15	-	$-

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5%, expected volatility of 100%, an expected option life of 3 months and no expected dividends. The weighted average fair value of options granted was $0.15 per share.

For the year ended November 30, 2003, we recognized stock based compensation for non-employees in the amount of $0

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANICAL STATEMENTS	F-6

The Board of Directors
AmeriChip International Inc.

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of AmeriChip International Inc. (a Nevada corporation and development stage company) as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriChip International Inc. as of November 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants

March 19, 2004

AMERICHIP INTERNATIONAL INC. (Formerly Southborrough Ventures, Inc.) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

		November 30,
	November 30,	2002
	2003	(restated)
ASSETS
CURRENT ASSETS	$-	$-
OTHER ASSETS
Technology rights and patents, net of amortization	28,923	33,430
TOTAL ASSETS	$28,923	$33,430

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$586,415	$10,527
Related party payable	389,338	5,844
Accrued interest	15,000	-
TOTAL CURRENT LIABILITIES	990,753	16,371

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	3,413	3,413

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$.001 par value; 85,370,000 and 60,000,000 shares
issued and outstanding, respectively	85,370	60,000
Additional paid-in capital	777,650	-
Warrants	54,000	-
Discount on common stock	(46,365)	(26,345)
Accumulated deficit during development stage	(1,835,898)	(20,009)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(965,243)	13,646

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$28,923	$33,430

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. (Formerly Southborrough Ventures, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				December 1, 2000
	Year Ended November 30,			(Inception) to
	2003		2002	November 30,
			(restated)	2003

REVENUES	$-		$-	$-
EXPENSES
Administrative services	-		10,065	16,371
Legal and accounting	49,748		-	49,748
Amortization	4,507		4,507	13,146
Consulting services	1,283,667		-	1,283,667
License expense	300,000		-	300,000
Website expense	90,000		-	90,000
Office expense	70,581		-	70,581
Stock transfer agent	2,386		-	2,386
TOTAL OPERATING EXPENSES	1,800,889		14,572	1,825,899
				-
LOSS FROM OPERATIONS	(1,800,889)		(14,572)	$(1,825,899)

OTHER INCOME (EXPENSE)
Interest expense	(15,000)		-	(15,000)
TOTAL OTHER INCOME (EXPENSE)	(15,000)		-	(15,000)

LOSS BEFORE TAXES	(1,815,889)		(14,572)	(1,840,899)

LOSSES ALLOCATED TO MINORITY
INTEREST IN SUBSIDIARY	-		2,914	5,001
INCOME TAXES	-		-	-
NET LOSS	$(1,815,889)		$(11,658)	$(1,835,898)
BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$	nil

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	75,460,833		60,000,000

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. (Formerly Southborrough Ventures, Inc.) (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated
						Deficit
			Additional		Discount on	During	Total
	Common Stock		Paid-in		Common	Development	Stockholders'
	Shares	Amount	Capital	Warrants	Stock	Stage	Equity

Stock issued for technology rights and patents	60,000,000	$60,000	$-	$-	$(26,345)	$-	$33,655

Net loss for the year ended November 30, 2001	-	-	-	-	-	(8,351)	(8,351)

Balance, November 30, 2001(restated)	60,000,000	60,000	-	-	(26,345)	(8,351)	25,304

Net loss for the year ended November 30, 2002	-	-	-	-	-	(11,658)	(11,658)

Balance, November 30, 2002 (restated)	60,000,000	60,000	-	-	(26,345)	(20,009)	13,646

Recapitalization of company via
reverse merger with Southborrough
Ventures, Inc.	20,020,000	20,020	-	-	(20,020)	-	-

Common stock issued for consulting
at $0.14 per share	1,500,000	1,500	208,500	-	-	-	210,000

Common stock issued for consulting
at $0.22 per share	1,500,000	1,500	328,500	-	-	-	330,000

Common stock issued for consulting
at $0.18 per share	100,000	100	17,900	-	-	-	18,000

Common stock issued for consulting
at $0.10 per share	2,250,000	2,250	222,750	-	-	-	225,000

Warrants issued for consulting
at $0.18 per share	-	-	-	54,000	-	-	54,000

Net loss for the year ended November 30, 2003	-	-	-	-	-	(1,815,889)	(1,815,889)

Balance, November 30, 2003	85,370,000	$85,370	$777,650	$54,000	$(46,365)	$(1,835,898)	$(965,243)

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. (Formerly Southborrough Ventures, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			December 1, 2000
	Year Ended November 30,		(Inception) to
	2003	2002	November 30,
		(restated)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,815,889)	$(11,658)	$(1,835,898)
Allocation to minority interest	-	(2,914)	(5,001)
	(1,815,889)	(14,572)	(1,840,899)
Amortization	4,507	4,507	13,146
Adjustments to reconcile net loss
to net cash used by operating activities:
Common stock issued for services	693,000	-	693,000
Common stock issued for website	90,000	-	90,000
Warrants issued for services	54,000	-	54,000
Increase in accounts payable	575,888	4,221	586,415
Increase in related party payables	383,494	5,844	389,338
Increase in accrued interest	15,000	-	15,000
Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-
Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services and website	$783,000	$-	$783,000
Warrants issued for services	$54,000	$-	$54,000
Stock issued for technology rights and patents	$-	$-	$33,655

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriChip International Inc. (hereinafter "AmeriChip" or "the Company") was incorporated in the State of Nevada on October 17, 2000 as Southborrough Technology Corporation for the purpose of mineral exploration. On March 9, 2001, the corporate name was changed to Southborrough Ventures, Inc. Although the Company obtained an option to acquire a 100% interest in a mineral claim located in the Slocan Mining District Province of British Columbia, Canada, the Company allowed the option on this claim to expire on or about June 30, 2003. The Company changed its name to AmeriChip International Inc. on December 1, 2003.

AmeriChip's initial business objective was to conduct mineral exploration activities on the aforementioned mineral claim in order to assess whether the claim possessed commercially exploitable reserves of silver, lead or zinc. The Company was unable to identify any commercially exploitable reserves.

On February 28, 2003, AmeriChip's board of directors approved the termination of the Company's exploration activity and also approved the acquisition of AmeriChip Ventures, Inc., a wholly owned subsidiary which held the patents for the Laser Assisted Chip Control ("LACC") technology, which is more fully described in Note 6. AmeriChip Ventures, Inc. acquired the patented technology from its 80% owned subsidiary, AmeriChip, Inc. The Company is currently engaged in the development of its patented technology for use in manufacturing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using SFAS No. 123, the adoption of SFAS No. 148 has no material impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 and application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company's results of operations, as the Company does not have assets with indeterminate lives.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At November 30, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the exploration or development stage since its formation on December 29, 2000. It is primarily engaged in the development of its patented technology for use in manufacturing.

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at November 30, 2003 and 2002, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2003 and 2002.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,835,898 through November 30, 2003. The Company is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Merger and Acquisition
On March 22, 2003, the Company acquired all of the outstanding common stock of AmeriChip Ventures, Inc., which is an 80% owner of the stock of AmeriChip, Inc., an operating company. For accounting purposes the acquisition has been treated as a recapitalization of AmeriChip, Inc. with AmeriChip International Inc. as the acquirer in a reverse acquisition. The historical financial statements prior to March 22, 2003 are those of AmeriChip, Inc., the operating company.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of the intercompany accounts and transactions. Subsidiaries of the Company are listed in Note 1.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (hereinafter "SFAS No. 109"), "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At November 30, 2003 and 2002, the Company had net deferred tax assets of approximately $606,000 and $6,800, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at November 30, 2003 and 2002. The significant components of the deferred tax asset at November 30, 2003 and 2002 were as follows:

	November 30, 2003	November 30, 2002
Net operating loss carryforward	$1,782,000	$20,000
Warrants issued:
For the year ended November 30, 2002	$-	$-
For the year ended November 30, 2003	54,000	-
Deferred tax asset	$606,000	$6,800
Deferred tax asset valuation allowance	(606,000)	(6,800)

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
 At November 30, 2003 and 2002, the Company has net operating loss carryforwards of approximately $1,782,000 and $6,800, respectively, which expire in the years 2021 through 2023. The Company recognized approximately $54,000 of losses from issuance of warrants for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2003 to 2002 was $599,200.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Use of Estimates
 The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Website Development
An outside consultant planned and developed the Company's website and corporate branding to market the Company. The planning and development costs incurred in this project, in the amount of $90,000 for the period ended November 30, 2003, were expensed as incurred in accordance with SOP 98-1.

NOTE 3 - STOCK OPTIONS AND WARRANTS

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

On October 22, 2003, the Company's board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan. This plan allows the Company to distribute up to 8,000,000 shares of the common stock to officers, directors, employees and consultants through the authorization of the Company's board of directors. Subsequently, the Company's board of directors authorized an increase of 4,000,000 S-8 shares to the plan.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

On October 31, 2003, 100,000 warrants were granted at an exercise price of $0.30 per share, 100,000 warrants were granted at an exercise price of $0.40 per share and 100,000 warrants were granted at an exercise price of $0.50 per share for consulting services.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 1.0, and expected life is 3 months.

The following is a summary of stock option activity:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding October 22, 2003	-	$0.00
Granted	5,350,000	0.15
Exercised	(5,350,000)	(0.15)
Forfeited	-	-
Expired	-	-
Outstanding and exercisable, November 30, 2003	-	$-

Weighted average fair value of options granted during the year ended November 30, 2003	$0.15

NOTE 4 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In the year ended November 30, 2001, Southborrough Ventures, Inc., the registrant prior to recapitalization, issued 5,005,000 shares of common stock. In the year ended November 30, 2003, the board of directors approved a three for one forward stock dividend which increased the outstanding shares to 20,020,000 shares. All transactions from prior periods have been restated to reflect this stock split. As part of the recapitalization of AmeriChip, Inc., the restated shares previously issued by Southborrough Ventures, Inc. resulted in $20,020 being recognized as a discount on common stock upon recapitalization.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 4 - COMMON STOCK (continued)

In 2003, three shareholders acquired 900 shares of common stock of AmeriChip, Inc., of which, 720 shares were traded for all of the 225,000 shares of common stock outstanding of AmeriChip Ventures, Inc., which became a wholly owned subsidiary. This transaction created a minority interest in AmeriChip, Inc. of 20%. The aforementioned 225,000 shares were exchanged in May 2003 for 60,000,000 shares of common stock of AmeriChip International Inc. in a reverse merger acquisition. As the Company had no par value for its stock and had negative stockholders' equity at the date of the merger, a discount on common stock in the amount of $26,345 has been recorded in the accompanying consolidated financial statements for the years ended November 30, 2003.

In 2003, the Company issued 5,350,000 shares from the exercise of stock options to consultants for services valued at $783,000. Subsequent to November 30, 2003, the Company issued 5,900,000 shares of common stock for services.

NOTE 5 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.
In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast"), to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. Subsequent to year-end, the 300,000 shares of common stock were issued pursuant to Rule 144.

RM Communications
In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms, 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The Company will also pay additional costs incurred by RMC in performance of the contract. Subsequent to year end, 100,000 shares of common stock were issued to RMC.

Consulting Contracts
In September 2003, the Company entered into two, four-year agreements with consultants to provide services to AmeriChip. Each contract provides for 750,000 shares of common stock to be issued to the consultants. Common stock of 1,500,000 shares was issued in 2003 for these contracts.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 5 - CONTRACTS AND AGREEMENTS (continued)

In September 2003, the Company entered into a one-year agreement with a consultant to provide consulting services to AmeriChip to develop overseas markets for 1,500,000 shares of common stock. Those shares were issued in 2003.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement with three shareholders for payment of $1,000,000 to each shareholder, payable in monthly installments of $10,000. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract and non-payment of the monthly terms. The accrued principal and interest due the shareholders at November 30, 2003 was $300,000 and $15,000, respectively. Subsequently, the Company is seeking to obtain insurance to satisfy this provision.

NOTE 6 - TECHNOLOGY RIGHTS AND PATENTS

In the year ended November 30, 2003, the Company acquired rights to the patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology ("LACC") which can be used in manufacturing.

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

	November 30, 2003	November 30, 2002
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(13,146)	(8,639)
	$28,923	$33,430

Amortization expense was $4,507 in each of the years ended November 30, 2003 and 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $389,338 and $5,844 as of November 30, 2003 and 2002, respectively. These advances are not interest bearing and are payable upon demand.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003

NOTE 8 - CORRECTION OF AN ERROR

The accompanying consolidated financial statements for 2002 have been restated to correct information concerning the recapitalization, merger and acquisition of the Company in 2001 and 2003. The effect of the restatement was to decrease other technology rights and patents by $118,334, increase minority interest in subsidiary by $3,413, increase common stock by $39,980, decrease additional paid in capital by $151,980, and recognize discount on common stock of $26,345. Equity decreased from $135,393 to $13,646 for a net change of $121,747. Accumulated deficit was decreased by the restatement in the amount of $16,598.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to November 30, 2003, 5,900,000 shares of common stock were issued in satisfaction of contract terms. (See Note 5).

In December 2003, the Company entered into an agreement for consulting services for 4,000,000 shares of common stock. An accrual of the services attributed to the 2003 fiscal year in the amount of $467,667, was based on the fair market value of the stock on the date of agreement of $0.18 per share. In January 2004, the 4,000,000 shares of common stock were issued to the consultants.

American Production Machining, LLC
On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement with APM. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The closing date for the transaction described herein was November 15, 2003, although the deadline was subsequently extended to January 24, 2003. The Company has been unable to obtain the necessary financing to conclude the transaction. At March 19, 2004, AmeriChip was in negotiations with a third party to obtain the necessary funds to complete the transaction.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 10, 2004, our board of directors approved a decision to change our auditors. On the same date, our accounting firm, Morgan & Company was dismissed by us as our independent auditors. During the last two fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Morgan & Company. Morgan & Company was dismissed because we determined that it was in our best interest to have a United States independent auditor.

The report of Morgan & Company on our financial statements covered the period from inception on October 17, 2000 through November 30, 2002, did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Morgan & Company expressed substantial doubt about our ability to continue as a going concern.

We requested Morgan & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us. We delivered a copy of our Form 8-K to Morgan & Company on February 17, 2004, via email. On February 17, 2004, Morgan & Company replied and their letter agreeing with the statements contained herein. The letter is filed as Exhibit 16.1 to our Form 8-K filed with the SEC on February 17, 2003.

At our board meeting on February 10, 2004, our board of directors approved the decision to engaged Williams & Webster, P.S., as our independent auditors for our fiscal years ending November 30, 2003. We have not consulted with Williams & Webster on any matters related to accounting or the type of opinion they may issue. Williams & Webster, P.S. accepted such appointment on February 25, 2004.

Williams & Webster, P.S. reaudited our financial statements for the year ending November 30, 2002 which resulted in changes to our financial statements.

ITEM 8A.       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the year ended November 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.       DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The directors and officers, their ages and positions held as of November 30, 2003 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Age	Position Held
David Howard	61	Chairman of the Board of Directors

Marc Walther	47	Chief Financial Officer, Director & Secretary

Edward Rutkowski	38	Director

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies.

Mr. David Howard was appointed as the President, Chief Executive Officer and a member of our board of directors on May 7, 2003. In March 2004, Mr. Howard became Chairman of the Board of Directors. He has more that 30 years of senior management experience in the automotive and metal machining industry providing cutting tool solutions, with extensive background including Ford Motor Company. His career in this industry began in 1958 where he earned his card as a Journeyman Tool & Die Maker. While working with Ford Motor he earned his business degree from the Detroit Institute of Technology. Four years later, David joined the Chicago Pneumatic Tool Company as a sales and marketing representative.

By 1967, while employed by the Carboloy Division of General Electric, based in Warren, MI., Mr. Howard developed the indexable, half round broach for crankshaft bores and bearing cap clusters. This development was a first in the industry. When promoted to Automotive Account Development Specialist, he worked with all three major automotive companies. Ford, General Motors and Chrysler.

As National Account Development Specialist David had the responsibility of developing business with the Aerospace, Farm Implement, Oil Patch and Off the Road Construction industries throughout the U.S., Europe, Canada and Mexico.

Between and 1976 and 1988, Mr. Howard garnered executive management experience as Vice President with Walter Grinders in Virginia, and President of Phillips Machinery in Maryland. While at Walter his leadership increased sales by over 25%. David implemented innovative corporate and distributor sales plans, both at Walter and Phillips and negotiated an international agent representative contact in Mexico and completed an individual sale to General Motors of in excess of $3 million dollars.

Today, in addition to his role in the development of AmeriChip International, Inc. Mr. Howard owns and operates Howard & Associates, a cutting tool consulting firm.

Mr. Marc Walther is our Chief Financial Officer, secretary & treasurer and a member of our board of directors, appointed on May 7, 2003. Mr. Walther is affiliated with a grinding wheel manufacturer in Canada and has broad management experience in all aspects of the metal machining industry. Marc is the holder of a United States Patent No. 6171175 granted on January 9, 2001. The patent is a method of polishing uniform or free form metal surfaces. The patent was issued in conjunction with Ford Global technologies Inc.

In 1987 Mr. Walther purchased the National Abrasive Systems Company (NASCO), which has been in the distribution of abrasive products for the since 1924. By the time he purchased Abrasive Supply West Inc. in 1989, he had increased sales and profitability of NASCO to the extent that he was able to purchase Ruff Abrasive in 1998. With the existing sandpaper manufacturer that he started from inception, he placed all plants under the NASCO brand in a 22,000 sq. ft. facility in Grand Rapids Michigan. This facility was recently merged with Advanced Abrasive in Trenton Michigan in which Mr. Walther has retained significant ownership. Mr. Walther is also a certified abrasive engineer as conferred by the Abrasive Engineering Society and in 1992 he was elected President of the organization, the youngest President in its' 40 year history.

In 2001, Mr. Walther purchased the Canadian Grinding Wheel Company and the Wright Abrasive Company in Hamilton, Ontario, Canada. With the consolidation of the two plants, Cangrind became the largest grinding wheel manufactured in Canada. Also in 2001, Marc became a partner in AmeriChip, Inc. and as Chief Financial Officer, will be responsible for the management of the company as well as directing and coordinating the Company's sales and marketing programs.

Edward Rutkowski - Vice President Operations/Research & Development is the inventor of the Laser Assisted Chip Control Process ("LACC") was appointed to the Board of Directors on May 7, 2003.

From 1993 through to 1999, Mr. Rutkowski worked with Kennametal, Inc. of Pittsburgh, PA as a Machine Tool Sales and Applications Technical Support Specialist. While with the company, Ed received recognition for sales performance, product application and problem solving strengths. He was responsible for organizing and implementing tooling teams for testing projects in the mold industry, Tier One suppliers and large automotive accounts.

With an Advanced Machine Tool Application degree from Kennametal University, Ed was hired as a Supplier Product Engineer by EWIE Company in Romeo, MI in 1999. He identified specific plant productivity, improvements and cost savings potentials, developed testing perimeters and bench lines directly with the Ford Motor Company management and lead a key role in securing a corporate account with Ford.

When his contract expired with EWIE, Mr. Rutkowski was retained by Komet of America in Sterling Heights, MI as a distribution account specialist. In 2001, Ed joined forces with Mr. Walther and Mr. Howard to form AmeriChip, Inc. with a view to marketing the LACC process. With prior career credentials in the metal removal industry, he gained industry recognition for his expertise in the dilemma caused by chip control and metals residue and is regarded as an expert in cost control and reduction. Mr. Rutkowski is responsible for the Company's Research and Development efforts, patent enhancements and oversees quality control and process design.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. All reports required to be filed under Section 16 during the last fiscal year have been filed.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other				All Other
				Annual	Restricted	Securities		Compens
				Compen	Stock	Underlying	LTIP	ation
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Deferred
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	($)

David Howard	2003	0		0	0			0
President and	2002	0	0	0	0	0	0	0
Executive Officer	2001	0	0	0	0	0	0	0

Marc Walther	2003	0	0	0	0		0	0
Treasurer, CFO &	2002	0	0	0	0	0	0	0
Secretary	2001	0	0	0	0	0	0	0

Ed Rutkowski	2003	0	0	0	0		0	0
Treasurer	2002	0	0	0	0	0	0	0
Director	2001	0	0	0	0	0	0	0

John Taylor	2003	0	0	0	0	0	0	0
President and Chief	2002	12,000	0	0	0	0	0	0
Executive Officer	2001	12,000	0	0	1,500,000	0	0	0

Marshall Bertram	2003	0	0	0	0	0	0	0
former Secretary	2002	0	0	0	0	0	0	0
Treasurer & CFO	2001	0	0	0	500	0	0	0

Rhonda Windsor	2003	0	0	0	0	0	0	0
former Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Christopher Sampson	2003	0	0	0	0	0	0	0
former Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 Nonqualified Incentive Stock Option Plan. Under this Plan. The board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 12,000,000 shares in the plan. 11,950,000 shares have been issued as a result of the exercise of options. 50,000 shares remain in the plan.

No grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs were made to our officers and directors in 2003 and our officers and directors do not own any options to acquire any share of common stock.

Proposed Salaries

For the fiscal year ending November 30, 2004 , we intend to pay David Howard, our president and chief executive officer, a base salary of $100,000. We have not determined for Mr. Howard a bonus plan, including options may be granted to him in the fiscal year ending November 30, 2004.

For the fiscal year ending November 30, 2004, we intend to pay Mr. Marc Walther our Chief Financial Officer, a base salary of $100,000. We have not determined for Mr. Walther a bonus plan, including options may be granted to him in the fiscal year ending November 30, 2004.

For the fiscal year ending November 30, 2004, we intend to pay Edward Rutkowski our Vice President of Research and Development , a base salary of $100,000. We have not determined for Mr. Rutkowski a bonus plan, including options may be granted to him in the fiscal year ending November 30, 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003 Incentive/or Nonqualified Stock Option Plan.

Compensation of Directors

We did not pay any compensation to anyone in the capacity of board members. We do not have any plans to pay our directors any money in the future. We do intend to grant our directors options for serving on our board of directors. For fiscal year ending November 30, 2004, we have not determined the compensation that we may grant our directors.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table represents the shares of common stock owned by each officer, director, and owner of 5% or more of our common stock. The address for each person is our address at 12933 West 8 Mile Road, Detroit, Michigan 48235.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class [3]

David Howard	20,000,000	President and Chief Executive	21.68%
		Officer

Marc Walther	20,000,000	Chief Financial Officer,	21.68%
		Secretary/Treasurer

Edward Rutkowski	20,000,000	Vice President Research &	21.68%
		Development, Treasurer

All officer and Directors as a	60,000,000		65.04%
Group (3 Persons)

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities, which may result in a change in control of our company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003, were consummated pursuant to which we, AVI and AVI shareholders agreed to effect a Type B reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Reorganization Agreement, we acquired all of the issued and outstanding shares of AVI's common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, our president, Marc Walther, our chief financial officer, and Ed Rutkowski, our treasurer. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed hereinafter, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following:

Messrs Howard, Walther and Rutkowksi, each shall receive US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The company may repay any or all of this amount without penalty. Messrs Howard, Walther and Rutkowski have agreed to a suspension in payments until we begin generating revenues from operations, however, the amounts owed will continue to accrue.

ITEM 13.       REPORTS ON FORM 8-K AND EXHIBITS

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

No Form 8-K's have been filed in the fourth quarter.

The following exhibits are incorporated herein by reference from our Form S-8 registration statement and all amendments thereto filed, on October 31, 2003, with the Securities and Exchange Commission:

Exhibit No.	Description

10.1	2003 Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-58972 on April 15, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

3.1	Articles of Incorporation
3.2	Certification of Amendment to Articles of Incorporation
3.3	Amended By-Laws
4.1	Share Certificate
5.1	Opinion of Cane & Company, LLC, with consent to use
10.1	Option Agreement dated November 20, 2000 between the Company and Locke B. Goldsmith
10.2	Amendment to the Option Agreement
10.3	Executive Consulting Agreement between the Company and John H. Taylor dated December 1, 2000.

The following Exhibits are incorporated herein by reference from our 8-K filed with the Securities and Exchange Commission, SEC file #000-33127 on April 8, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization
2.2	Amendment to Agreement and Plan of Reorganization
20.1	Information Statement

The following Exhibits are incorporated herein by reference from our 8-K filed with the Securities and Exchange Commission, SEC file #000-33127 on December 17, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

3.1	Amended Articles of Incorporation

The following Exhibits are incorporated herein by reference from our 8-K filed with the Securities and Exchange Commission, SEC file #000-33127 on February 17, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

16.1	Letter from Morgan & Company - Chartered Accountants

The following exhibits are filed with this report:

Exhibit No.	Description

14.1	Code of Ethics
23.1	Consent of Williams Webster, P.S.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $5,827 - Morgan & Co.
2002 - $3,837 - Morgan & Co.

2003 - $17,000 - Williams & Webster, P.S.
2002 - $     -0- - Williams & Webster, P.S.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - nil - Morgan & Co.
2002 - nil - Morgan & Co.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - nil - Morgan & Co.
2002 - nil - Morgan & Co.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - nil - Morgan & Co.
2002 - nil - Morgan & Co.

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2004.

AMERICHIP INTERNATIONAL INC. (Registrant)

BY:	/s/ David Howard David Howard, President and Chief Executive Officer

BY:	/s/ Marc Walther Marc Walther, Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ David Howard David Howard	President and Chief Executive Officer	March 23, 2004

/s/ Marc Walther Marc Walther	Secretary & Chief Financial Officer	March 23, 2004

/s/ Edward Rutkowski Edward Rutkowski	Vice President Research & Development, Treasurer	March 23, 2004