Form 10QSB
period 2004-02-29
AMERICHIP INTERNATIONAL INC
filed 2004-04-19
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDING FEBRUARY 29, 2004

                          AMERICHIP INTERNATIONAL INC.
                     (Formerly Southborrough Ventures, Inc.)
             (Exact name of registrant as specified in its charter)

                NEVADA                          000-33127                             98-0339467
    (State or other jurisdiction of       (Commission File Number)           (I.R.S. Employer Identification
    incorporation or organization)


12933 W. 8 MILE ROAD, DETROIT, MICHIGAN                                                  48325
----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                        (Zip Code)


       Registrant's telephone number, including area code: (313) 341-1663


     ------------------------------------------------------------------
        (Former name or former address, if changed since last report)


   Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139


                             Telephone: 305.531.1174
                             -----------------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes |X|         No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 19, 2004, 93,720,000 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

                          AMERICHIP INTERNATIONAL INC.
                                   FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at February 29, 2004 and November 30, 2003

Condensed statements of operations for the Three Months ended February 29, 2004 and 2003

Condensed statements of cash flows for the Three Months ended February 29, 2004 and 2003

Notes to condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The  financial  statements  of the company are set forth  beginning on page F-1.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS




                                                                      February 29,
                                                                          2004        November 30,
                                                                      (unaudited)        2003
                                                                     -------------  --------------
ASSETS

       CURRENT ASSETS

            Cash                                                     $        19    $        --
            Deposit on acquisition                                        20,000             --
                 Total Current Assets                                     20,019             --

       OTHER ASSETS
            Technology rights and patents, net of amortization            27,797         28,923

            TOTAL ASSETS                                             $    47,816    $    28,923

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

       CURRENT LIABILITIES
            Accounts payable                                         $   125,455    $   586,415
            Related party payable                                        475,301        389,338
            Accrued interest                                               7,000         15,000
                 Total Current Liabilities                               607,756        990,753

       COMMITMENTS AND CONTINGENCIES                                          --             --

       MINORITY INTEREST IN SUBSIDIARY                                     3,413          3,413

       STOCKHOLDERS' EQUITY (DEFICIT)
            Common stock, 100,000,000 shares authorized,
                 $.001 par value; 93,720,000 and 85,370,000 shares
                 issued and outstanding, respectively                     93,720         85,370
            Additional paid-in capital                                 1,902,300        777,650
            Warrants                                                      54,000         54,000
            Discount on common stock                                     (46,365)       (46,365)
            Subscriptions receivable                                     (36,218)            --
            Accumulated deficit during development stage              (2,530,790)    (1,835,898)
                 Total Stockholders' Equity (Deficit)                   (563,353)      (965,243)

            TOTAL LIABILITIES AND

                 STOCKHOLDERS' EQUITY (DEFICIT)                      $    47,816    $    28,923


                        Se accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS








                                                                                 Period from
                                                       Three Months Ended       December 1, 2000
                                                     --------------------------   (Inception)
                                                     February 29,  February 28,       to
                                                        2004          2003       February 29,
                                                     (unaudited)   (unaudited)       2004
                                                     ----------    ----------    ----------
REVENUES                                             $       --    $       --    $       --
                                                     ----------    ----------    ----------
EXPENSES

    Administrative services                                 942         2,782        17,313
    Legal and accounting                                 22,707        11,129        72,455
    Amortization                                          1,126         1,126        14,272
    Consulting services                                 565,033            --     1,848,700
    License expense                                      90,000            --       390,000
    Website expense                                          --            --        90,000
    Office expense                                       10,584         1,199        81,165
    Stock transfer agent                                     --            --         2,386
                                                     ----------    ----------    ----------
             TOTAL OPERATING EXPENSES                   690,392        16,236     2,516,291
                                                     ----------    ----------    ----------
LOSS FROM OPERATIONS                                   (690,392)      (16,236)   (2,516,291)

OTHER INCOME (EXPENSE)

    Interest expense                                     (4,500)           --       (19,500)
                                                     ----------    ----------    ----------
             TOTAL OTHER INCOME (EXPENSE)                (4,500)           --       (19,500)
                                                     ----------    ----------    ----------
LOSS BEFORE TAXES                                      (694,892)      (16,236)   (2,535,791)

LOSSES ALLOCATED TO MINORITY

          INTEREST IN SUBSIDIARY                             --            --         5,001

INCOME TAXES                                                 --            --            --
                                                     ----------    ----------    ----------
NET LOSS                                             $ (694,892)   $  (16,236)   $(2,530,790)
                                                     ==========    ==========    ==========
          BASIC AND DILUTED NET LOSS
                    PER COMMON SHARE                 $    (0.01)   $      nil
                                                     ==========    ==========
          BASIC AND DILUTED
          WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES OUTSTANDING            87,450,000    60,000,000
                                                     ==========    ==========

                        Se accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)









                                                        Common Stock          Additional                Discount on
                                                  ------------------------     Paid-in                     Common
                                                    Shares        Amount       Capital      Warrants        Stock
                                                  ----------   -----------   -----------   -----------   ------------
Stock issued for technology rights and patents    60,000,000   $    60,000   $        --   $        --   $   (26,345)

Net loss for the year ended November 30, 2001             --            --            --            --            --

Balance, November 30, 2001(restated)              60,000,000        60,000            --            --       (26,345)

Net loss for the year ended November 30, 2002             --            --            --            --            --

Balance, November 30, 2002 (restated)             60,000,000        60,000            --            --       (26,345)

Recapitalization of company via
    reverse merger with Southborrough
     Ventures, Inc.                               20,020,000        20,020            --            --       (20,020)

Common stock issued for consulting
     at an average of $0.16 per share              5,350,000         5,350       777,650            --            --

Warrants issued for consulting
     at $0.18 per share                                   --            --            --        54,000            --

Net loss for the year ended November 30, 2003             --            --            --            --            --

Balance, November 30, 2003                        85,370,000        85,370       777,650        54,000       (46,365)

Common stock issued for consulting and
     payables at an average of $0.14 per share     6,900,000         6,900       981,100            --            --

Common stock issued for private placement
     at $0.10 per share                            1,450,000         1,450       143,550            --            --

Net loss for the three months                             --
     ended February 29, 2004 (unaudited)                  --            --            --            --            --

Balance, February 29, 2004 (unaudited)            93,720,000   $    93,720   $ 1,902,300   $    54,000   $   (46,365)




                                                                  Accumulated
                                                                 Deficit During        Total
                                                   Subscriptions   Development    Stockholders'
                                                     Receivable        Stage     Equity (Deficit)
                                                    ------------   -----------   ---------------
Stock issued for technology rights and patents      $        --    $        --   $    33,655

Net loss for the year ended November 30, 2001                --         (8,351)        (8,351)

Balance, November 30, 2001(restated)                         --         (8,351)        25,304

Net loss for the year ended November 30, 2002                --        (11,658)       (11,658)

Balance, November 30, 2002 (restated)                        --        (20,009)        13,646

Recapitalization of company via
    reverse merger with Southborrough
     Ventures, Inc.                                          --             --             --

Common stock issued for consulting
     at an average of $0.16 per share                        --             --        783,000

Warrants issued for consulting
     at $0.18 per share                                      --             --         54,000

Net loss for the year ended November 30, 2003                       (1,815,889)    (1,815,889)

Balance, November 30, 2003                                   --     (1,835,898)      (965,243)

Common stock issued for consulting and
     payables at an average of $0.14 per share               --             --        988,000

Common stock issued for private placement
     at $0.10 per share                                 (36,218)            --        108,782

Net loss for the three months
     ended February 29, 2004 (unaudited)                     --       (694,892)      (694,892)

Balance, February 29, 2004 (unaudited)              $   (36,218) $  (2,530,790)  $   (563,353)


                        Se accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Period from
                                                               Three Months Ended    December 1, 2000
                                                           --------------------------   (Inception)
                                                           February 29,  February 28,      to
                                                              2004           2003       February 29,
                                                           (unaudited)    (unaudited)       2004
                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                             $ (694,892)    $  (16,236)    $(2,530,790)
      Allocation to minority interest                              --             --         (5,001)
                                                           ----------     ----------     ----------
                                                             (694,892)       (16,236)    (2,535,791)

      Amortization                                              1,126          1,126         14,272
      Adjustments to reconcile net loss
           to net cash used by operating activities:
           Common stock issued for services                   463,333             --      1,156,333
           Common stock issued for website                         --             --         90,000
           Warrants issued for services                            --             --         54,000
           (Increase) decrease in acquisition deposit         (20,000)            --        (20,000)
           Increase (decrease) in accounts payable             63,707          2,782        650,122
           Increase (decrease) in related party payables       85,963         12,328        475,301
           Increase in accrued interest                        (8,000)            --          7,000
                                                           ----------     ----------     ----------
      Net cash used in operating activities                  (108,763)            --       (108,763)
                                                           ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:                              --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES:

      Common stock issued for private placement               108,782             --        108,782
                                                           ----------     ----------     ----------
      Net cash used in financing activities                   108,782             --        108,782
                                                           ----------     ----------     ----------
Net increase (decrease)  in cash                                   19             --             19

CASH, BEGINNING OF PERIOD                                          --             --             --

CASH, END OF PERIOD                                        $       19     $       --     $       19
                                                           ==========     ==========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

           Interest paid                                   $       --     $       --     $       --
                                                           ==========     ==========     ==========
           Income tax paid                                 $       --     $       --     $       --
                                                           ==========     ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Stock issued for services and website                $  463,333     $       --     $1,246,333
      Stock issued for accounts payable                    $  524,667     $       --     $  524,667
      Stock issued for technology rights and patents       $       --     $       --     $   33,655
      Warrants issued for services                         $       --     $       --     $   54,000



                        Se accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004


--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

During the three months ending February 29, 2004, no allocation of losses was made to the minority interest. Although the patent technology is held by the 80% owned subsidiary, AmeriChip, Inc., the subsidiary is considered dormant and does not expect to conduct business in the foreseeable future.

Operating results for the three-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At February 29, 2004, the Company had an accumulated deficit of $2,530,790. For the three months ended February 29, 2004, the Company sustained a net loss of $694,892. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004

--------------------------------------------------------------------------------


amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company's management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 3 - STOCKHOLDERS' EQUITY

On October 22, 2003, the Company's board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan. This plan allows the Company to distribute up to 8,000,000 shares of the common stock to officers, directors, employees and consultants through the authorization of the Company's board of directors. On December 12, 2003, the Company's board of directors authorized an increase of 4,000,000 S-8 shares to the plan.

At February 29, 2004, warrants issued to acquire 300,000 shares of common stock at exercise prices ranging from $0.30 to $0.50 remained outstanding.

During the three months ended February 29, 2004, 6,900,000 shares of common stock were issued for an average of $0.14 per share for consulting services and 1,450,000 shares of common stock were issued in a private placement for $0.10 per share.


NOTE 4 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.
In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast"), to provide consulting services to AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the three months ended February 29, 2004, 300,000 shares of common stock were issued pursuant to Rule 144.

RM Communications
In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The Company will also pay additional costs incurred by RMC in

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004

--------------------------------------------------------------------------------


performance of the contract. During the three months ended February 29, 2004, 100,000 shares of common stock were issued to RMC.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 6) with three shareholders for payment of $1,000,000 to each shareholder, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract and non-payment of the monthly terms. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal and interest due the shareholders at February 29, 2004 was $398,000 and $7,000, respectively. During the three months ended February 29, 2004, the Company paid interest due to two shareholders in the amount of $12,500. The Company expensed the principal of $90,000 due to three shareholders because of the cancelable nature of the agreement.


NOTE 5 - PROVISION FOR TAXES

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

At February 29, 2004 and November 30, 2003, the Company had net deferred tax assets of approximately $842,000 and $606,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 29, 2004 and November 30, 2003. The significant components of the deferred tax asset at February 29, 2004 and November 30, 2003 were as follows:

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004


--------------------------------------------------------------------------------

                                            February 29,   November 30,
                                                2004           2003
                                            -----------    -----------

Net operating loss carryforward             $ 2,477,000    $ 1,782,000
                                            ===========    ===========
Warrants issued:
   For the year ended November 30, 2003     $    54,000
                                                           ===========

   For the period ended February 29, 2004   $        --
                                            ===========    ===========

Deferred tax asset                          $   842,000    $   606,000
                                            ===========    ===========

Deferred tax asset valuation allowance      $  (842,000)   $  (606,000)




At February 29, 2004 and November 30, 2003, the Company has net operating loss carryforwards of approximately $2,477,000 and $1,782,000, respectively, which expire in the years 2021 through 2023. The Company recognized approximately $54,000 of losses from issuance of warrants for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from February 29, 2004 to November 30, 2003 was $236,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.


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

The following is a summary of technology licenses and patents and accumulated amortization:

                                             February 29,  November 30,
                                                2004           2003
                                               --------      --------
Technology licenses and patents                $ 42,069      $ 42,069
   Less accumulated amortization                (14,272)      (13,146)
                                               --------      --------
                                               $ 27,797      $ 28,923
                                               ========      ========

Amortization expense was $1,125 in the three months ended February 29, 2004 and $4,507 in the year ended November 30, 2003.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2004


--------------------------------------------------------------------------------



NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $475,301 and $389,338 and as of February 29, 2004 and November 30, 2003,
respectively. These advances are not interest bearing and are payable upon demand.

See Note 4 regarding the licensing agreement with shareholders.


NOTE 8 - SUBSEQUENT EVENTS

American Production Machining, LLC
On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement with APM. On October 16, 2003, the Company executed a definitive asset purchase agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003, although the deadline was subsequently extended to January 24, 2004. The Company has been unable to obtain the necessary financing to conclude the transaction. The Company is still negotiating while APM continues operations under bankruptcy protection. At April 16, 2004, AmeriChip was in negotiations with a third party to obtain the necessary funds to complete the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended November 30, 2003. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See "Special Note Regarding Forward Looking Information" below.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

General Development of Business.

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

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, Michigan limited liability company ("APM") to acquire certain assets listed therein; payment of an outstanding balance to Comerica Bank; and, the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. We are currently negotiating with a third party lender to obtain funding to conclude the transaction with Comerica Bank, however, as of today, we have not concluded the third party financing.

In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol "ACHI".

Our principal offices are located at 12933 West 8 Mile Rd. Detroit, MI 48235 USA. Our telephone number is (313) 341-1663.

SUMMARY

As of April 19, 2004, we have two patents covering the technology described below. While we have such patents, we do not have any equipment to manufacture any of the products we discuss. Implementing our operation of our business is entirely dependent upon us acquiring financing to acquire the equipment owned by American Production Machining LLC of which there is no assurance will ever occur or acquiring similar equipment from third party vendors. The equipment we intend to acquire includes lasers and robots.

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

The Asset Purchase Agreement expired on January 24, 2004. The Company has been unable to obtain the necessary financing to conclude the transaction. At April 16, 2004, AmeriChip was in negotiations with a third party to obtain the necessary funds to complete the transaction. In order for us to proceed with the use of the AVI technology, we must acquire the equipment owned by APM. If we do not acquire the APM equipment, we will have to look elsewhere for such equipment. There is no assurance that should we fail to acquire the APM equipment, that we will ever be able to implement our operations. We are currently looking for additional third party sources for the equipment.

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

                   --------------------------------------------------------

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

CURRENT PRODUCTS AND SERVICES

Our patented laser assisted chip control process is readily applicable to any metal component that requires precision finishing. We believe that our process will provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our service to businesses in the following markets:

*     Automakers

*     Oil Patch

*     Aerospace

*     Off Road Construction

*     Farm Implements Manufacturing

*     Defense Contractors

SALES & MARKETING

With the LACC process proven and ready for market we looked to acquire an existing Tier One approved company that had substantial revenues and an existing relationship with a major automaker. We found that American Production Machining
(APM) was an ideal target acquisition. Management feels very strongly that 50% of the existing orders handled by APM can be processed with our LACC process. We have made the transition from being a company focusing almost solely on product development and testing, to an entity to be driven by sales and marketing.

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

CUSTOMERS NEED                                 CUSTOMERS TARGETED

---------------------------------------------------------------------------------------------------------
Increased  efficiency                         All industries machining metal components and parts

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


CUSTOMERS NEED                                 CUSTOMERS TARGETED

---------------------------------------------------------------------------------------------------------
Hazard free work environment                  All industries machining metal components and parts

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




CUSTOMERS NEED                                CUSTOMERS TARGETED
---------------------------------------------------------------------------------------------------------
Machining process without coolant             All industries  machining metal components and parts
Maximum use of machinery  during  shifts      All  industries  machining  metal components and parts
Maximum  employee  productivity               All  industries  machining metal components and parts

As of April 19, 2004 our sales and marketing team consists of two people; Mr. David Howard, President and Mr. Marc Walther, CFO. Upon the closing of our target acquisition, we will add two salesmen to our team. We plan to market and sell our


STRATEGIC  SALES

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

RESULTS OF OPERATIONS


                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2004
                     TO THREE MONTHS ENDED FEBRUARY 29, 2003

GROSS REVENUES AND COSTS OF OPERATIONS

REVENUE RECOGNITION. We have not generated any revenues from our operations during the last two years. . We plan to recognize revenue, if and when that ever occurs, of which there is no assurance, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

OPERATING EXPENSES.

Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses increased from $16,236 for the three months February 29, 2003 to $690,392 for the three months February 29, 2004, an increase of $674,156. This increase was primarily due to legal and accounting expenses associated with the acquisition in March, 2003 of all the outstanding shares of AmeriChip Ventures, Inc., accrued consulting fees and other related expenses to completing the definitive Asset Purchase Agreement with American Production Machining LLC. and the expenses related to the purchase of licenses from three shareholders arising from a cancelable licensing agreement which provides for payment to these shareholders of monthly installments of $10,000.

NET LOSS. Net loss increased from a net loss of ($16,236) for the three months February 29, 2003 to a net loss of $694,892 three months February 29, 2004, an increase in net loss of ($678,656), primarily due to the increase in operating expenses of $674,156.

PLAN OF OPERATION

In order to implement our technology, and proceed with the use of our technology, we must acquire the equipment owned by American Production Machining LLC. If we do not acquire the American Production Machining LLC equipment, we will have to look elsewhere for such equipment. There is no assurance that should we fail to acquire the American Production Machining LLC equipment, that we will ever be able to implement our business plan; generating revenues from companies engaged in the machining of automobile parts through the sale and implementation of our technology. We are currently looking for additional third party sources for the equipment. Simultaneously, we are maintaining our ongoing negotiations to secure the American Production Machining LLC assets. While management believes that the negotiations will be beneficial to the shareholders, there can be no assurances that we will reach a definitive agreement for the purchase of the American Production Machining LLC assets.

Management believes that the patented technology, Laser Assisted Chip Control process ("LACC") for companies engaged in the machining of automobile parts can produce significant revenues for us and enhance shareholder value. In management's opinion, a recent quote submitted to a customer clearly demonstrated the enormous savings generated when the LACC process is applied prior to machining a part. In this instance, we will be able to save this customer $1.1 million in labor costs in one year of operation. This figure does not include savings generated by the reduced tooling costs and elimination of the coolant and its related costs of both use and removal. There can be no assurances that the savings realized will generate such significant the revenues for us.

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at February 29, 2004 had an accumulated deficit of $2,530,790. For the three months ended February 29, 2004, we sustained a net loss of $694,892. We do not have sufficient capital to meet our obligations for the next twelve month period. Working capital shortages continue to limit our ability to conduct business, whether related to the ability to pay for the exploration program expenses on the Cedar mineral claim or to the ability to finance the equipment, facilities and related manufacturing and working capital requirements for our recent acquisition. At this stage, our future business is dependent upon our ability to secure additional financing and the ability to secure revenue sources to increase shareholder value. No assurances can be given that we will be successful in this regard. In addition, our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have been pursing efforts to raise the substantial funds necessary to finance the commencement of our business plan. Management believes that we need to raise up to as much as $8 million, which amount may change or be subject to modification depending on various circumstances. These funds are needed in order to obtain sufficient commercial space for the proposed production facility, purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities. Without adequate financing, our ability to commence our business will be adversely impacted. We anticipate that funding for our business will be in the form of equity financing from the private placement of our common stock. While debt financing may not represent a viable source of funds, we are exploring the conditions under which equipment financing may be available. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain debt financing on satisfactory conditions. Even if adequate funding is raised or debt financing obtained, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company.

Management intends to continue to explore potential business combinations with other parties which may enhance or supplement the operation of our business or which may generate new or additional sources of revenues related to the patented Laser Assisted Chip process. For example, we are exploring whether it may be feasible to acquire the assets of an existing manufacturing firm engaged in manufacturing automobile parts which we could subsequently enhance and benefit through the use of the patented process. Any additional acquisition or other business combination will be dependent on our ability to obtain financing from traditional sources or from seller carryback financing, or a combination thereof. There is no assurance that we will be able to obtain any financing to pursue any future acquisitions or combinations. Even if adequate financing is obtained, no assurance can be provided that any additional acquisition or combination will generate sufficient revenues which may result in net profits for us.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

      (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

At February 29, 2004, warrants issued to acquire 300,000 shares of common stock at exercise prices ranging from $0.30 to $0.50 remained outstanding. These warrants and the underlying shares were issued under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

During the three months ended February 29, 2004, 6,900,000 shares of common stock were issued for an average of $0.14 per share for consulting services and 1,450,000 shares of common stock were issued in a private placement for $0.10 per share. These shares of common stock were issued under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended February 29, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended February 29, 2004.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

  31.2   Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

  32.2   Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.

     B.  Reports of Form 8-K.

On December 1, 2003 the Company announced that the Company changed its name from Southborrough Ventures, Inc. to AmeriChip International Inc. On December 23, 2004, the Company announced that the Company decided, at this time, not to proceed with an increase in authorized capital as set forth in the preliminary information statement filed with the Securities and Exchange Commission on December 4, 2003.

On January 28, 2004, the Company announced that the Company received a commitment letter from Future Financial Consultants approving the $2,650,000 funding which will be used in part to finalize the purchase of the assets of American Production Machining, LLC of Fraser, MI. The Company announced that the Company was advised that the funds will be moved into escrow the week of February 9, 2004 and that loan will be secured by receivables and inventory of the current American Production Machining, LLC.

On February 17, 2004, the Company announced the Company had approved a decision to change no longer retain Morgan & Company as the Company our auditors. The Company announced that the Company intended to retain Williams & Webster, P.S. as the Company's independent auditors.

On February 26, 2004, the Company announced that Williams & Webster P.S. accepted appointment as the Company's our independent auditors for the Company's fiscal year ending November 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 19, 2004              By: /s/ David Howard
                                      ---------------------------------------
                                   David Howard, President, CEO, Director and
                                   Authorized Signatory

                                   By: /s/ Marc Walther
                                       ---------------------------------------
                                   Marc Walther, Principal Financial and
                                   Accounting Officer