Form 10QSB
period 2004-05-31
AMERICHIP INTERNATIONAL INC
filed 2004-07-15
CIK 1132487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

                        COMMISSION FILE NUMBER 000-33127

                          AMERICHIP INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

                    NEVADA                            98-0339467
                    ------                            ----------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


        12933 W. 8 MILE ROAD, DETROIT, MI                48235
      --------------------------------------             -----
     (Address of principal executive offices)          (Zip Code)

           Registrant's telephone number, including area code    (313) 341-1663
                                                                 --------------

      Copies of all communications, including all communications sent to the agent for service, should be sent to:

                              Ernest M. Stern, Esq.
                                Schiff Hardin LLP
                                    Suite 600
                            1101 Connecticut Ave., NW
                              Washington, DC 20036

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 14, 2004, the Company had outstanding 111,354,329 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                 PAGE

PART I

  ITEM 1.       FINANCIAL STATEMENTS                                     F-1
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS           1

PART II

  ITEM 1.       LEGAL PROCEEDINGS                                        9
  ITEM 2.       CHANGES IN SECURITIES                                    9
  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                          9
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10
  ITEM 5.       OTHER INFORMATION                                        10
  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                         10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      May 31,
                                                       2004         November 30,
                                                    (unaudited)        2003
                                                    -----------    -----------
ASSETS

    CURRENT ASSETS
       Cash                                         $        31    $        --
                                                    -----------    -----------

    OTHER ASSETS
       Deferred debt offering cost                      210,000             --
       Deposit on acquisition                            20,000             --
       Technology rights and
        patents, net of amortization                     26,671         28,923
                                                    -----------    -----------
         Total Other Assets                             256,671         28,923
                                                    -----------    -----------


       TOTAL ASSETS                                 $   256,702    $    28,923
                                                    ===========    ===========

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
       Accounts payable                             $   237,229    $   586,415
       Related party payable                            478,448        389,338
       Accrued interest                                  11,500         15,000
                                                    -----------    -----------
         Total Current Liabilities                      727,177        990,753
                                                    -----------    -----------

    COMMITMENTS AND CONTINGENCIES                            --             --
                                                    -----------    -----------

    MINORITY INTEREST IN SUBSIDIARY                       3,413          3,413
                                                    -----------    -----------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, 500,000,000 shares
         authorized, $.001 par value;
         103,554,329 and 85,370,000 shares
         issued and outstanding, respectively           103,554         85,370
       Additional paid-in capital                     2,476,966        777,650
       Warrants                                          64,500         54,000
       Discount on common stock                         (46,365)       (46,365)
       Subscriptions receivable                         (26,398)            --
       Accumulated deficit during development stage  (3,046,145)    (1,835,898)
                                                    -----------    -----------
         Total Stockholders' Equity (Deficit)          (473,888)      (965,243)
                                                    -----------    -----------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIT)             $   256,702    $    28,923
                                                    ===========    ===========

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                   Period from
                                                                                                  December 1, 2000
                                           Three Months Ended             Six Months Ended          (Inception)
                                       --------------------------    --------------------------         to
                                          May 31,       May 31,         May 31,       May 31,         May 31,
                                           2004          2003            2004          2003            2004
                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                       -----------    -----------    -----------    -----------    -----------

REVENUES                               $        --    $        --    $        --    $        --    $        --
                                       -----------    -----------    -----------    -----------    -----------

EXPENSES
     Administrative services                   355             --          1,297          2,782         17,668
     Legal and accounting                   32,503         13,745         55,210         24,874        104,958
     Amortization                            1,126          1,126          2,252          2,252         15,398
     Consulting services                   385,000        641,834        950,033        641,834      2,233,700
     License expense                        90,000        150,000        180,000        150,000        480,000
     Website expense                            --         45,000             --         45,000         90,000
     Office expense                          9,014         31,309         18,673         32,508         89,254
     Stock transfer agent                      445          1,193          1,370          1,193          3,756
                                       -----------    -----------    -----------    -----------    -----------
        TOTAL OPERATING EXPENSES           518,443        884,207      1,208,835        900,443      3,034,734
                                       -----------    -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                      (518,443)      (884,207)    (1,208,835)      (900,443)   $(3,034,734)

OTHER INCOME (EXPENSE)
     Forgiveness of debt                     7,588             --          7,588             --          7,588
     Interest expense                       (4,500)        (7,500)        (9,000)        (7,500)       (24,000)
                                       -----------    -----------    -----------    -----------    -----------
        TOTAL OTHER INCOME (EXPENSE)         3,088         (7,500)        (1,412)        (7,500)       (16,412)
                                       -----------    -----------    -----------    -----------    -----------

LOSS BEFORE TAXES                         (515,355)      (891,707)    (1,210,247)      (907,943)    (3,051,146)

LOSSES ALLOCATED TO MINORITY
     INTEREST IN SUBSIDIARY                     --             --             --             --          5,001

INCOME TAXES                                    --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------

NET LOSS                               $  (515,355)   $  (891,707)   $(1,210,247)   $  (907,943)   $(3,046,145)
                                       ===========    ===========    ===========    ===========    ===========

     BASIC AND DILUTED NET LOSS
         PER COMMON SHARE              $     (0.01)   $     (0.01)   $     (0.01)   $     (0.02)
                                       ===========    ===========    ===========    ===========

     BASIC AND DILUTED
     WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING    95,270,000     60,000,000     95,220,000    60,000,000
                                       ===========    ===========    ===========    ===========



AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                      Period from
                                                                                    December 1, 2000
                                                              Six Months Ended        (Inception)
                                                        --------------------------        to
                                                          May 31,        May 31,        May 31,
                                                            2004          2003           2004
                                                        (unaudited)    (unaudited)    (unaudited)
                                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(1,210,247)   $  (907,943)   $(3,046,145)
    Allocation to minority interest                              --             --         (5,001)
                                                        -----------    -----------    -----------
                                                         (1,210,247)      (907,943)    (3,051,146)

    Amortization                                              2,252          2,252         15,398
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Common stock issued for services                    1,362,500             --      2,055,500
      Common stock issued for website                            --             --         90,000
      Warrants issued for services                           10,500             --         64,500
      (Increase) decrease in acquisition deposit            (20,000)            --        (20,000)
      Increase (decrease) in accounts payable              (349,186)        81,483        237,229
      Increase (decrease) in related party payables          89,110        816,708        478,448
      Increase (decrease) in accrued interest                (3,500)         7,500         11,500
                                                        -----------    -----------    -----------
    Net cash used in operating activities                  (118,571)            --       (118,571)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                            --             --             --
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued for cash in private placement       118,602             --        118,602
                                                        -----------    -----------    -----------
    Net cash provided in financing activities               118,602             --        118,602
                                                        -----------    -----------    -----------

Net increase (decrease)  in cash                                 31             --             31

CASH, BEGINNING OF PERIOD                                        --             --             --
                                                        -----------    -----------    -----------

CASH, END OF PERIOD                                     $        31    $        --    $        31
                                                        ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid                                     $        --    $        --    $        --
                                                        ===========    ===========    ===========
      Income tax paid                                   $        --    $        --    $        --
                                                        ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for services and website               $ 1,362,500    $        --    $ 2,145,500
    Stock issued for accounts payable                   $        --    $        --    $        --
    Stock issued for technology rights and patents      $        --    $        --    $    33,655
    Warrants issued for services                        $    10,500    $        --    $    64,500
    Stock issued for subscriptions receivable           $    26,398    $        --    $    26,398
    Stock issued for debt offering costs                $   210,000    $        --    $   210,000


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

During the six months ending May 31, 2004, no allocation of losses was made to the minority interest. Although the patent technology is held by the Company's 80% owned subsidiary, AmeriChip, Inc., the subsidiary is considered dormant and does not expect to conduct business in the foreseeable future.

Operating results for the six-month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At May 31, 2004, the Company had an accumulated deficit of $3,046,145. For the six months ended May 31, 2004, the Company sustained a net loss of $1,210,247. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company's management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

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

In May 2004, the Company's board of directors approved an additional increase to the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan of 8,000,000 shares of common stock.

At May 31, 2004, warrants issued to acquire 300,000 shares of common stock at exercise prices ranging from $0.30 to $0.50 remained outstanding. The Company also issued 150,000 warrants at an exercise price of $0.07 per share for a consulting agreement. (See Note 4.)

In May 2004, the Company's board of directors elected to increase the authorized capital of AmeriChip from 100,000,000 shares of common stock to 500,000,000 shares, which was approved by the Secretary of the State of Nevada on May 7, 2004.

During the six months ended May 31, 2004, 12,150,000 shares of common stock were issued for an average of $0.10 per share for consulting services and 2,900,000 shares of common stock were issued in a private placement for $0.05 per share. The Company issued 3,134,329 shares of common stock for $0.67 per share pursuant to Rule 144 for a financing agreement. (See Note 4.)

In March 2004, the Company authorized the issuance of 5,000,000 shares of common stock to be held in escrow with Southwest Title Company as security for a loan under negotiation. In April 2004, the financing agreement was withdrawn by the Company and a request was made that the shares be rescinded. As of May 31, 2004, the shares are still outstanding and have not been recorded as equity of the Company.

NOTE 4 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.
In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast"), to provide consulting services to AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the six months ended May 31, 2004, 300,000 shares of common stock were issued pursuant to Rule 144.

RM Communications
In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The Company will also pay additional costs incurred by RMC in performance of the contract. During the six months ended May 31, 2004, 100,000 shares of common stock were issued to RMC.

In April 2004, the Company executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3 year warrants at $0.25USD payable in increments of 150,000 at the start of each quarter.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 6) with three shareholders for payment of $1,000,000 to each shareholder, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract and non-payment of the monthly terms. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal and interest due the shareholders at May 31, 2004 was $488,000 and $11,500, respectively. During the six months ended May 31, 2004, the Company paid interest due to two shareholders in the amount of $20,500. The Company expensed the principal of $180,000 due to three shareholders because of the cancelable nature of the agreement.

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

At May 31, 2004 and November 30, 2003, the Company had net deferred tax assets of approximately $1,013,000 and $606,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2004 and November 30, 2003. The significant components of the deferred tax asset at May 31, 2004 and November 30, 2003 were as follows:

                                             May 31,     November 30,
                                              2004          2003
                                          -----------    -----------

Net operating loss carryforward           $ 2,980,000    $ 1,782,000
                                          ===========    ===========
Warrants issued:
   For the year ended November 30, 2003   $    54,000
                                          ===========
   For the period ended May 31, 2004      $    10,500
                                          ===========

Deferred tax asset                        $ 1,013,000    $   606,000
                                          ===========    ===========
Deferred tax asset valuation allowance    $(1,013,000)   $  (606,000)
                                          ===========    ===========

At May 31, 2004 and November 30, 2003, the Company has net operating loss carry forwards of approximately $2,980,000 and $1,782,000, respectively, which expire in the years 2021 through 2023. The Company recognized approximately $10,500 and $54,000 of losses from issuance of warrants for services in fiscal 2004 and 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from May 31, 2004 to November 30, 2003 was $407,000.

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

The following is a summary of technology licenses and patents and accumulated amortization:

                                    May 31,   November 30,
                                     2004        2003
                                   --------    --------

Technology licenses and patents    $ 42,069    $ 42,069
   Less accumulated amortization    (15,398)    (13,146)
                                   --------    --------
                                   $ 26,671    $ 28,923
                                   ========    ========

Amortization expense was $2,252 in the six months ended May 31, 2004 and $4,507 in the year ended November 30, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $478,448 and $389,338 and as of May 31, 2004 and November 30, 2003,
respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

See Note 4 regarding the licensing agreement with shareholders.

NOTE 8 - SUBSIDIARIES

On May 1, 2004, the Company's board of directors elected to form a wholly owned subsidiary, AmeriChip Tool and Abrasives, LLC (hereinafter "ATA".) ATA's primary focus will be to establish an extensive resource for cost saving services and the sale of machining products. Subsequent to May 31, 2004, the Company made an initial contribution to ATA of $10,000.

NOTE 9 - SUBSEQUENT EVENTS

American Production Machining, LLC
On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement with APM. On October 16, 2003, the Company executed a definitive asset purchase agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003, although the deadline was subsequently extended to January 24, 2004. The Company continues to negotiate the acquisition of APM or its assets and expects to finalize the agreement with the bankruptcy court during the summer of 2004. The Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. APM continues to operate under bankruptcy protection during this period.

Cornell Capital Partners LLP
On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LLP (hereinafter "Cornell".) The purpose of the agreement was to provide the Company with up to $6,300,000 of funding under the terms of the agreements over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of the agreements' requirements, the Company has filed a SB-2 registration statement to register the actual common stock either already distributed or which will be distributed under subsequent use of the equity distribution agreement. As of May 31, 2004, the Company had not received any capital under this agreement.

As of May 31, 2004, the Company had issued 3,134,329 shares of common stock as the commitment fee associated with these agreements, which are valued at $210,000. The commitment fee was deemed to be a deferred debt offering cost and will be amortized over the 24 month effective period. During June 2004, the Company had received $150,000 under these agreements including payment of legal fees of $27,500 and commissions and due diligence fees to Cornell of $17,500.

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

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, Michigan limited liability company ("APM") to acquire certain assets listed therein; payment of an outstanding balance to Comerica Bank; and, the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. The Company continues to negotiate the acquisition of APM or its assets and expects to finalize the agreement with the bankruptcy court during the summer of 2004. The Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. APM continues to operate under bankruptcy protection during this period.

In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol "ACHI".

Our principal offices are located at 12933 West 8 Mile Rd. Detroit, MI 48235 USA. Our telephone number is (313) 341-1663.

SUMMARY

As of July 14, 2004, we have two patents covering the technology described below. While we have such patents, we do not have any equipment to manufacture any of the products we discuss. Implementing our operation of our business is entirely dependent upon us acquiring financing to acquire the equipment owned by American Production Machining LLC of which there is no assurance will ever occur or acquiring similar equipment from third party vendors. The equipment we intend to acquire includes lasers and robots.

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

In order for us to proceed with the use of the AVI technology, we must acquire the equipment owned by APM. If we do not acquire the APM equipment, we will have to look elsewhere for such equipment. There is no assurance that should we fail to acquire the APM equipment, that we will ever be able to implement our operations. We are currently looking for additional third party sources for the equipment. The Company continues to negotiate the acquisition of APM or its assets and expects to finalize the agreement with the bankruptcy court during the summer of 2004. The Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. APM continues to operate under bankruptcy protection during this period.

Cornell Capital Partners LLP
On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LLP (hereinafter "Cornell".) The purpose of the agreement was to provide the Company with up to $6,300,000 of funding under the terms of the agreements over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of the agreements' requirements, the Company has filed a SB-2 registration statement to register the actual common stock either already distributed or which will be distributed under subsequent use of the equity distribution agreement. As of May 31, 2004, the Company had not received any capital under this agreement.

As of May 31, 2004, the Company had issued 3,134,329 shares of common stock as the commitment fee associated with these agreements, which are valued at $210,000. The commitment fee was deemed to be a deferred debt offering cost and will be amortized over the 24 month effective period. During June 2004, the Company had received $150,000 under these agreements including payment of legal fees of $27,500 and commissions and due diligence fees to Cornell of $17,500.

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

15. Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips. [GRAPHIC OMITTED]



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



CUSTOMERS NEED                                 CUSTOMERS TARGETED
--------------------------------------------------------------------------------------------------

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


CUSTOMERS NEED                                  CUSTOMERS TARGETED
---------------------------------------------------------------------------------------------------

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


CUSTOMERS NEED                                     CUSTOMERS TARGETED
------------------------------------------------------------------------------------------------------

Machining process without coolant                  All industries machining metal components and parts

Maximum use of machinery during shifts             All industries machining metal components and parts

Maximum employee productivity                      All industries machining metal components and parts

As of July 14, 2004 our sales and marketing team consists of two people; Mr. Marc Walther, President and CEO and Mr. David Howard. Upon the closing of our target acquisition, we will add two salesmen to our team. We plan to market and sell our LACC process.

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



RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  COMPARISON OF THREE MONTHS ENDED MAY 31, 2004
                       TO THREE MONTHS ENDED MAY 31, 2003

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

OPERATING EXPENSES. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses decreased from $805,579 for the three months ended May 31, 2003 to $507,858 for the three months ended May 31, 2004, a decrease of $297,721. This decrease was a result of a reduction in consulting expenses and license expense related to the purchase of licenses from three shareholders arising from a cancelable licensing agreement which provides for payment to these shareholders of monthly installments of $10,000.

NET LOSS. Net loss decreased from a net loss of ($891,707) for the three months May 31, 2003 to a net loss of ($515,355) for the three months ended May 31, 2004, a decrease in net loss of ($805,579), primarily due to the decrease in operating expenses of $507,858.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at May 31, 2004 had an accumulated deficit of ($3,046,145). For the three months ended May 31, 2004, we sustained a net loss of ($515,355). We have secured financing from Cornell Capital, LLC which will enable us to secure working capital for the next 24 months which will enhance our ability to conduct business, These funds will be dedicated to securing commercial space for the proposed production facility, purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities as well as providing funding to our wholly owned subsidiary, AmeriChip Tool & Abrasives. We will also use capital made available from our agreement with Cornell Capital to purchase the assets of American Production Machining LLP. In addition, our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Even though we have secured adequate funding, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), who is also our Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period cover by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO has concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

      While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      In April 2004, the Company issued 5,000,000 shares in connection with the anticipated purchase of American Production Machining LLC, a Michigan limited liability company ("APM"). Certain conditions with respect to the purchase of APM were not met, and as a result, the escrowed shares are being returned to the Company and the share certificate canceled.

      On May 25, 2004 the Company issued 2,985,075 shares to Cornell Capital pursuant to the terms of the Standby Equity Distribution Agreement between Cornell Capital and the Company. On that same date, the Company issued 149,254 shares to Newbridge Securities pursuant to the terms of the Placement Agent Agreement between the Company and Newbridge Securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      There were no defaults upon senior securities during the period ended May 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 6, 2004, through an action by written consent, the stockholders of the Company approved an increase in the authorized shares to 500,000,000.

      On May 7, 2004, through an action by written consent, the stockholders of the Company approved an increase in the number of shares issuable under the Company's 2003 Non-Qualified Stock Option Plan to 20,000,000.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits:

            31.1  Certification   of  Chief  Executive   Officer  and  Princiapl
                  Financial   Officer   Pursuant   to   Section   302   of   the
                  Sarbanes-Oxley Act.

            32.1* Certification   of  Chief  Executive   Officer  and  Principal
                  Financial   Officer   Pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act.


* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

        B. Reports of Form 8-K.

        None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 15, 2004     By:  /s/ Marc Walther
                              ----------------------------------------------
                            Marc Walther
                            President, CEO, Director and Authorized Signatory

Date:  July 15, 2004    By:  /s/ Ed Rutkowski
                              ----------------------------------------------
                            Ed Rutkowski
                            Vice President and Authorized Signatory