Form 10QSB
period 2004-08-31
AMERICHIP INTERNATIONAL INC
filed 2004-10-20
CIK 1132487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

                        COMMISSION FILE NUMBER 000-33127
                                               ---------

                         AMERICHIP INTERNATIONAL, INC.
                         -----------------------------
               (Exact name of registrant as specified in charter)

                NEVADA                                        98-0339467
                ------                                        ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    9282 GENERAL DRIVE, SUITE 100, PLYMOUTH, MI                 48170
    -------------------------------------------                 -----
    (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code      (313) 341-1663
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2004, the Company had outstanding 164,734,114 shares of its common stock, par value $0.001.

                         TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                   PAGE

 PART I

   ITEM 1.  FINANCIAL STATEMENTS                                      F-1
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      F-5 - F-10
   ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS            3

 PART II

   ITEM 1.  LEGAL PROCEEDINGS                                         6
   ITEM 2.  CHANGES IN SECURITIES                                     6
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       6
   ITEM 5.  OTHER INFORMATION                                         6
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          6

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                              August 31,
                                                                 2004        November 30,
                                                             (unaudited)         2003
                                                             -------------  -------------
ASSETS

    CURRENT ASSETS
      Cash                                                   $    239,115   $          -
      Accounts receivable                                           5,940              -
      Inventory                                                   218,988              -
                                                             -------------  -------------
        Total Current Assets                                      464,043              -
                                                             -------------  -------------

    PROPERTY AND EQUIPMENT
      Furniture and fixtures                                       15,000              -
      Machinery and equipment                                      15,000              -
                                                             -------------  -------------
        Total Property and Equipment                               30,000              -
                                                             -------------  -------------

    OTHER ASSETS
      Deferred debt offering cost, net of amortization            183,750              -
      Intangible                                                    9,000              -
      Deposit on acquisition                                       20,000              -
      Deposit on equipment                                         50,000              -
      Technology rights and patents, net of amortization           25,545         28,923
                                                             -------------  -------------
        Total Other Assets                                        288,295         28,923
                                                             -------------  -------------


      TOTAL ASSETS                                           $    782,338   $     28,923
                                                             =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Accounts payable                                       $    342,676   $    586,415
      Related party payable                                       496,912        389,338
      Accrued expenses                                              4,490              -
      Related party note payable - current portion                 18,877              -
      Convertible debenture                                       225,000              -
      Accrued interest                                             22,000         15,000
                                                             -------------  -------------
        Total Current Liabilities                               1,109,955        990,753
                                                             -------------  -------------

    LONG-TERM LIABILITIES
      Convertible debenture, net of discounts                     235,833              -
      Related party notes payable                                 231,123              -
                                                             -------------  -------------
    TOTAL LONG TERM LIABILITIES                                   466,956              -

    COMMITMENTS AND CONTINGENCIES                                       -              -
                                                             -------------  -------------

    MINORITY INTEREST IN SUBSIDIARY                                 3,413          3,413
                                                             -------------  -------------

    STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 500,000,000 shares authorized,
        $.001 par value; 119,704,114 and 85,370,000 shares
        issued and outstanding, respectively                      119,704         85,370
      Additional paid-in capital                                3,311,801        777,650
      Warrants and preferential feature                           369,600         54,000
      Discount on common stock                                    (46,365)       (46,365)
      Subscriptions receivable                                    (21,398)             -
      Accumulated deficit during development stage             (4,531,328)    (1,835,898)
                                                             -------------  -------------
        Total Stockholders' Equity (Deficit)                     (797,986)      (965,243)
                                                             -------------  -------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                       $    782,338   $     28,923
                                                             =============  =============

                       See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                              Period from
                                                                                                            December 1, 2000
                                                                                                              (Inception)
                                                  Three Months Ended             Nine Months Ended                to
                                              ---------------------------    ---------------------------
                                               August 31,     August 31,     August 31,     August 31,        August 31,
                                                  2004          2003            2004           2003              2004
                                              (unaudited)    (unaudited)     (unaudited)     (unaudited)      (unaudited)
                                              -------------  ------------    ------------   ------------    ---------------
REVENUES                                      $      5,940   $         -     $     5,940    $         -     $        5,940

COST OF SALES                                        3,399                         3,399                             3,399
                                              -------------  ------------    ------------   ------------    ---------------

NET SALES                                            2,541             -           2,541              -              2,541

EXPENSES
     Administrative services                       144,067             -         144,067              -            160,438
     Legal and accounting                          165,433        12,437         220,643         37,311            270,391
     Amortization                                   33,029         1,126          35,461          3,378             48,607
     Consulting services                           971,585       320,916       1,921,618        962,750          3,205,285
     Directors fee                                  17,500             -          17,500              -             17,500
     License expense                                90,000        75,000         270,000        225,000            570,000
     Website expense                                     -        22,500               -         67,500             90,000
     Office expense                                  3,010        17,646          22,980         52,936             93,561
     Stock transfer agent                            2,420           597           3,790          1,790              6,176
                                              -------------  ------------    ------------   ------------    ---------------
        TOTAL OPERATING EXPENSES                 1,427,224       450,222       2,636,059      1,350,665          4,461,958
                                              -------------  ------------    ------------   ------------    ---------------
                                                                                                                         -
LOSS FROM OPERATIONS                            (1,421,284)     (450,222)     (2,633,518)    (1,350,665)        (4,459,417)

OTHER INCOME (EXPENSE)
     Forgiveness of debt                                 -             -           7,588              -              7,588
     Interest expense                              (60,500)            -         (69,500)        (7,500)           (84,500)
                                              -------------  ------------    ------------   ------------    ---------------
        TOTAL OTHER INCOME (EXPENSE)               (60,500)            -         (61,912)        (7,500)           (76,912)
                                              -------------  ------------    ------------   ------------    ---------------

LOSS BEFORE TAXES                               (1,481,784)     (450,222)     (2,695,430)    (1,358,165)        (4,536,329)

LOSSES ALLOCATED TO MINORITY
     INTEREST IN SUBSIDIARY                              -             -               -              -              5,001

INCOME TAXES                                             -             -               -              -                  -
                                              -------------  ------------    ------------   ------------    ---------------

NET LOSS                                      $ (1,481,784)  $  (450,222)    $(2,695,430)   $(1,358,165)    $   (4,531,328)
                                              =============  ============    ============   ============    ===============

     BASIC AND DILUTED NET LOSS
         PER COMMON SHARE                     $      (0.01)  $     (0.01)    $     (0.03)   $     (0.02)
                                              =============  ============    ============   ============

     BASIC AND DILUTED
     WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING           107,246,523    60,000,000      98,312,931     60,000,000
                                              =============  ============    ============   ============

                       See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                Period from
                                                                                              December 1, 2000
                                                                                                (Inception)
                                                                    Nine Months Ended               to
                                                              -----------------------------
                                                               August 31,       August 31,       August 31,
                                                                 2004             2003              2004
                                                              (unaudited)       (unaudited)     (unaudited)
                                                              ------------    -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(2,695,430)    $ (1,358,165)   $    (4,531,328)
    Allocation to minority interest                                     -                -             (5,001)
                                                              ------------    -------------   ----------------
                                                               (2,695,430)      (1,358,165)        (4,536,329)

    Amortization                                                   35,461            3,378             48,607
    Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services                           2,394,485                -          3,087,485
     Common stock issued for website                                    -                -             90,000
     Warrants issued for services                                 305,600                -            359,600
     (Increase) decrease in accounts receivable                    (5,940)               -             (5,940)
     (Increase) decrease in inventory                            (218,988)               -           (218,988)
     (Increase) decrease in property and equipment                (30,000)               -            (30,000)
     (Increase) decrease in acquisition deposit                   (20,000)               -            (20,000)
     (Increase) decrease in property deposit                      (50,000)               -            (50,000)
     Increase (decrease) in accounts payable                     (243,739)         439,811            342,676
     Increase (decrease) in related party payables                107,574          903,726            496,912
     Increase (decrease) in accrued expenses                        4,490                -              4,490
     Increase (decrease) in accrued interest                        7,000           11,250             22,000
                                                              ------------    -------------   ----------------
    Net cash used in operating activities                        (409,487)               -           (409,487)
                                                              ------------    -------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                   -                -                  -
                                                              ------------    -------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Subscriptions receivable paid                                   5,000                -              5,000
    Proceeds from equity agreement                                525,000                -            525,000
    Common stock issued for cash in private placement             118,602                -            118,602
                                                              ------------    -------------   ----------------
    Net cash provided in financing activities                     648,602                -            648,602
                                                              ------------    -------------   ----------------

Net increase (decrease)  in cash                                  239,115                -            239,115

CASH, BEGINNING OF PERIOD                                               -                -                  -
                                                              ------------    -------------   ----------------

CASH, END OF PERIOD                                           $   239,115     $          -    $       239,115
                                                              ============    =============   ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                            $    20,500     $          -    $        20,500
                                                              ============    =============   ================
     Income tax paid                                          $         -     $          -    $             -
                                                              ============    =============   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for services and website                     $ 2,394,485     $          -    $     3,177,485
    Stock issued for technology rights and patents            $         -     $          -    $        33,655
    Stock issued for intangible                               $     9,000     $          -    $         9,000
    Stock issued for subscriptions receivable                 $    26,398     $          -    $        26,398
    Stock issued for debt offering costs                      $   210,000     $          -    $       210,000
    Warrants issued for services                              $   305,600     $          -    $       359,600
    Note payable for inventory and equipment                  $   250,000     $          -    $       250,000


                       See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
--------------------------------------------------------------------------------

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

During the nine months ending August 31, 2004, no allocation of losses was made to the minority interest. The Company's 80% owned subsidiary, AmeriChip, Inc. is considered dormant and does not expect to conduct business in the foreseeable future, although it holds title to certain patented technology which the Company expects to use.

Operating results for the nine-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At August 31, 2004, the Company had an accumulated deficit of $4,531,328. For the nine months ended August 31, 2004, the Company sustained a net loss of $2,695,430. In addition, the Company has negative working capital and very limited revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company's management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable
-------------------

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. For the nine months ended August 31, 2004, the Company had estimated that no allowance for doubtful accounts was necessary, as the receivables are all expected to be collected.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
--------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at August 31, 2004 the Company's cash balance exceeded Federal Deposit Insurance Corporation
(FDIC) limits by $132,607.

Cost of sales
-------------

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. Cost of sales totaled $3,399 for the nine months ended August 31, 2004.

Inventories
-----------

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. The following is a summary of property, equipment, and accumulated depreciation:

                                   August 31, 2004             November 30,
                                                                   2003
                                   ------------------       -------------------
Equipment                            $ 15,000                       -
Plant assets                           15,000                       -
                                   ------------------       -------------------
Total assets                           30,000                       -
Less accumulated depreciation           ( - )                       -
                                   ------------------       -------------------
                                     $ 30,000                       -
                                   ==================       ===================

The Company recognized no depreciation expense for the nine months ended August 31, 2004, as the assets have not yet been placed in service. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - STOCKHOLDERS' EQUITY

Stock Options and Warrants
--------------------------

On October 22, 2003, the Company's board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter "the Plan"). The Plan initially allowed the Company to issue up to 8,000,000 shares of the Company's common stock to officers, directors, employees and consultants. On December 12, 2003, the Company's board of directors authorized an increase of 4,000,000 shares issuable in accordance with the terms of the Plan. In May 2004, the Company's board of directors authorized an increase of 8,000,000 shares issuable in accordance with the terms of the Plan. All 20,000,000 shares issuable in accordance with the terms of the Plan have been registered on Form S-8.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
--------------------------------------------------------------------------------

In the nine months ended August 31, 2004, warrants issued to acquire 300,000 shares of common stock at exercise prices ranging from $0.30 to $0.50 remained outstanding. The Company issued 150,000 warrants at an exercise price of $0.07 per share for a consulting agreement. The Company also issued 600,000 3-year warrants at an exercise price of $0.25 per share for a consulting agreement. (See Note 5.)

Common Stock Issuances
----------------------

In May 2004, the Company's board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares, which was approved by the Secretary of the State of Nevada on May 7, 2004.

During the nine months ended August 31, 2004, 27,065,500 shares of common stock were issued for an average of $0.07 per share for consulting and services and 3,984,285 shares of common stock were issued in a private placement for $0.05 per share. The Company issued 3,134,329 shares of common stock for an average of $0.07 per share pursuant to Rule 144 for financing agreements. The Company also issued 150,000 shares of common stock for $0.06 per share for non-compete agreements related to the asset purchase agreement. (See Note 5.)

In March 2004, the Company authorized the issuance of 5,000,000 shares of common stock to be held in escrow with Southwest Title Company as security for a loan under negotiation. In April 2004, the financing agreement was withdrawn by the Company and a request was made that the shares be rescinded. As of August 31, 2004, the shares are still escrowed and have not been recorded as equity of the Company.

NOTE 5 - CONTRACTS AND AGREEMENTS

Cornell Capital Partners LP
---------------------------

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of August 31, 2004, the Company has received a total $525,000 under this agreement.

In May 2004, the Company issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with these agreements. The commitment fee was deemed to be a deferred debt offering cost is being amortized over the effective period of 24 months. Amortization expense for the nine months ended August 31, 2004 was $26,250.

In May 2004, the Company received $300,000 in cash upon execution of a convertible debenture in favor of Cornell Capital. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture agreement also enables the Company to redeem unpaid principal by payment of 120% of the amount redeemed and the distribution of common stock warrants to the holder. In connection with the debenture, the Company incurred loan fees and expenses of $60,000, which are being amortized over a period of three years. Amortization expense for the nine months ended August 31, 2004 was $5,000.

On August 2, 2004, the Company received $225,000 in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note include a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. In addition, the terms of the note obligate the Company to escrow advances of $55,000 and $63,901 from the standby equity distribution agreement as well as 10,000,000 shares of the Company's common stock in order to repay note principal and interest.

Asset Purchase Agreement
------------------------

On August 1, 2004, the Company through its wholly owned subsidiary, AmeriChip Tool & Abrasives LLC, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter "NASCO"), a Michigan corporation. NASCO is considered to be a related party because its president is also the president of the AmeriChip International Inc.

Assets acquired included inventory, equipment, and other intangibles. The transaction was funded by the Company's execution of a $250,000 promissory note and a UCC-1 security interest in the assets acquired. Value of the promissory note was assigned to the fair values of the equipment and inventory and no additional value was ascribed to any intangible assets acquired. The purchase was valued as follows:

            Furniture and fixtures                     $    15,000
            Machinery and equipment                         15,000
            Inventory                                      220,000
                                                       -----------
            Total purchase price                       $   250,000

Terms of the  promissory  note include 3.5%  interest per annum.  Payment of the note includes payment of interest only of $729.17 for the first six months and monthly payments thereafter of $2,417. Payments are due on this note as follows:

                                  2004           $  2,917
                                                 ========
                                  2005           $ 25,628
                                                 ========
                                  2006           $ 29,004
                                                 ========
                                  2007           $ 29,004
                                                 ========
                                  2008           $ 29,004
                                                 ========


As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year noncompetition agreements in favor of the Company. These noncompetition agreements are included in other assets on the balance sheet. The cost is being amortized on the straight-line method over the term of the arrangement. No amortization has been charged to expense as of August 31, 2004.

CEOcast, Inc.
-------------

In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast") to provide consulting services to AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the nine months ended August 31, 2004, 100,000 shares of common stock were issued and CEOcast agreed to cancel the agreement with no penalties and cancel the amounts owed to CEOcast by the Company.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
--------------------------------------------------------------------------------


In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock. The Company also agreed to pay $5,000 per month commencing in August 2004.

RM Communications
-----------------

In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC") to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The Company will also pay additional costs incurred by RMC in performance of the contract. During the nine months ended August 31, 2004, 100,000 shares of common stock and 300,000 warrants were issued to RMC.

In April 2004, the Company executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants at $0.25 payable in increments of 150,000 to be issued at the beginning of each quarter.

Licensing Agreement
-------------------

In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 6) with three shareholders for payment of $1,000,000 to each shareholder, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or at 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract and non-payment of the monthly terms. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal and interest due the shareholders at August 31, 2004 was $578,000 and $16,000, respectively. During the nine months ended August 31, 2004, the Company paid interest due to two shareholders in the amount of $20,500. The Company expensed the principal of $270,000 due to three shareholders because of the cancelable nature of the agreement. The three shareholders have agreed to a suspension in payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.

NOTE 6 - PROVISION FOR TAXES

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

At August 31, 2004 and November 30, 2003, the Company had net deferred tax assets of approximately $1,418,000 and $606,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at August 31, 2004 and November 30, 2003. The significant components of the deferred tax asset at August 31, 2004 and November 30, 2003 were as follows:

                                               August 31,          November 30,
                                                  2004                  2003
                                           -----------------     --------------

Net operating loss carryforward            $       4,170,000     $    1,782,000
                                           =================     ==============
Warrants issued:
   For the year ended November 30, 2003                          $      54,000
                                                                 ==============
   For the period ended August 31, 2004    $        305,600
                                           =================

Deferred tax asset                         $      1,418,000      $     606,000
                                           =================     ==============
Deferred tax asset valuation allowance     $     (1,418,000)     $    (606,000)
                                           =================     ==============

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
--------------------------------------------------------------------------------


At August 31, 2004 and November 30, 2003, the Company has net operating loss carryforwards of approximately $4,170,000 and $1,782,000, respectively, which expire in the years 2021 through 2023. The Company recognized approximately $305,600 and $54,000 of losses from issuance of warrants for services in fiscal 2004 and 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from August 31, 2004 to November 30, 2003 was $812,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

NOTE 7 - TECHNOLOGY RIGHTS AND PATENTS

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

The following is a summary of technology licenses and patents and accumulated amortization:

                                            August 31,           November 30,
                                               2004                 2003
                                       ------------------  --------------------
    Technology licenses and patents    $         42,069    $           42,069
       Less accumulated amortization            (16,524)              (13,146)
                                       ------------------  --------------------
                                       $         25,545    $           28,923
                                       ==================  ====================

Amortization expense for the technology licenses and patents was $3,378 in the nine months ended August 31, 2004 and $4,507 in the year ended November 30, 2003.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $496,912 and $389,338 and as of August 31, 2004 and November 30, 2003,
respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

See Note 4 regarding the licensing agreement with shareholders.

NOTE 9 - SUBSIDIARIES

On May 1, 2004, the Company's board of directors elected to form a wholly owned subsidiary, AmeriChip Tool and Abrasives, LLC (hereinafter "ATA"). ATA's primary focus will be to establish an extensive resource for cost saving services and the sale of machining products. In June 2004, the Company made an initial contribution to ATA of $10,000 and in the three months ended August 31, 2004, has provided an additional $62,000. ATA has secured office space and established headquarters in Plymouth, Michigan.

AMERICHIP INTERNATIONAL INC.
(FORMERLY SOUTHBORROUGH VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital. (See Note 5.) The Company agreed to reserve 81,119,403 shares of SB-2 shares to be available to Cornell under the agreement.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to August 31, 2004, the Company issued 25,000,000 shares of common stock for cash and agreements.

American Production Machining, LLC

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement with APM. On October 16, 2003, the Company executed a definitive asset purchase agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003, although the deadline was subsequently extended to January 24, 2004. The Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. APM continues to operate under bankruptcy protection during this period.

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

We have completed the design and testing of our patented laser assisted chip control technology. We are currently working with automakers and vendors with a view to supplying processed parts.

RECENT EVENTS

In August 2004, the Company's wholly owned subsidiary, AmeriChip Tool and Abrasives, LLC, agreed to purchase certain assets and inventory valued at $250,000. The Company signed a promissory note providing for a monthly payment of $729.17 representing interest only for the first six months. Thereafter, the Company has committed to paying $2417.00 per month; such payments include interest on the unpaid portion. The Company has 10 years to redeem the Note.

In addition, Richard Zyla received 125,000 shares of the Company's common stock in exchange for 100,000 shares of NASCO common stock. The Company also issued 25,000 shares of its common stock to Mr. Thomas Howard in exchange for 100,000 shares of NASCO common stock held by Mr. Howard. These shares were also issued for the receipt of non-compete agreements.

RESULTS OF OPERATIONS


REVENUE. Revenue increased from $0 for the three months ended August 31, 2003 to $5,940 for the three months ended August 31, 2004. Revenues increased from $0 for the nine months ended August 31, 2003 to $5,940 for the nine months ended August 31, 2004. The increase in our revenue was a result of sales achieved by our subsidiary ATA.

OPERATING EXPENSES. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses, license expenses and finance expenses increased from $450,222 for the three months ended August 31, 2003 to $1,427,224 for the three months ended August 31, 2004, an increase of $997,002. Operating expenses increased from $1,350,665 for the nine months ended August 31, 2003 to $2,636,059 for the nine months ended August 31, 2004, an increase of $1,012,394. These increases were a result of an increase in administrative expenses, legal and accounting expenses, consulting expenses, license expenses and finance expenses.

During the quarter ending August 31, 2004, our subsidiary ATA added two new full-time employees and established an office in Plymouth, Michigan. We incurred new costs in establishing that office including payment of office rent, the installation of new phone and computer systems and furnishing the office to service our existing and new employees. Our legal and accounting fees increased during this quarter as a result of expenses associated with the financing arrangement we obtained with Cornell Capital. We also incurred approximately
$43,750 in financing fees payable to Cornell Capital as a result of the financing. We also incurred an increase in consulting expenses during the quarter.

NET LOSS. Net loss increased from a net loss of ($450,222) for the three months August 31, 2003 to a net loss of ($1,481,784) for the three months ended August 31, 2004, an increase in net loss of ($1,031,562), primarily due to the increase in operating expenses of $997,002. Net loss increased from a net loss of $(1,358,165) for the nine months ended August 31, 2003 to a net loss of ($2,695,430) for the nine months ended August 31, 2004, an increase in net loss of ($1,337,265).

LIQUIDITY AND CAPITAL RESOURCES

While we have not achieved profitable operations since inception, we have made progress in moving forward toward implementing our business plan. We have incurred recurring losses and at August 31, 2004 had an accumulated deficit of ($4,531,328). For the three months ended August 31, 2004, we sustained a net loss of ($1,481,784). We have secured financing from Cornell Capital which will enable us to secure working capital for the next 24 months which will enhance our ability to conduct business. These funds will be dedicated to securing commercial space for the proposed production facility, purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities as well as providing funding to our wholly owned subsidiary, AmeriChip Tool & Abrasives. We will also use capital made available from our agreement with Cornell Capital to purchase the assets of American Production Machining LLP.


Even though we believe we have secured adequate funding, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company.


Our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


We intend to continue to explore potential business combinations with other parties which may enhance or supplement the operation of our business or which may generate new or additional sources of revenues related to the patented Laser Assisted Chip process. For example, we are exploring whether it may be feasible to acquire the assets of an existing manufacturing firm engaged in manufacturing automobile parts which we could subsequently enhance and benefit through the use of the patented process. Any additional acquisition or other business combination will be dependent on our ability to obtain financing from traditional sources or from seller carryback financing, or a combination thereof. There is no assurance that we will be able to obtain any financing to pursue any future acquisitions or combinations. Even if adequate financing is obtained, no assurance can be provided that any additional acquisition or combination will generate sufficient revenues which may result in net profits for us.

PLAN OF OPERATION

In order to implement our technology, and proceed with the use of our technology, we must acquire the equipment owned by American Production Machining LLC or another "Tier One Company". If we do not acquire American Production Machining LLC or other equipment, we will have to look elsewhere for such equipment. If we failed to acquire such equipment, we cannot be certain that we would be able to implement our business plan; generating revenues from companies engaged in the machining of automobile parts through the sale and implementation of our technology.


We believe that as a result of securing our financing from Cornell Capital we have overcome the initial barrier to fulfilling our business plan. We believe we have now ordered the equipment necessary to process parts. We are currently conducting trials implementing our process for a number of customers. Upon the successful acquisition of a Tier One Company, we will be able to immediately process and manufacture parts as a direct Tier One supplier. While we can provide no assurances that we will be successful, we continue to pursue the acquisition of American Production Machining and explore opportunities to acquire other "Tier One" companies which match our business model.


We believe that the patented technology, Laser Assisted Chip Control process ("LACC") for companies engaged in the machining of automobile parts can produce significant revenues for us. We believe that our customer's experiences have validated our belief that customers can generate enormous savings by applying the LACC process prior to machining a part. One of our initial customers has projected approximately $1.1 million in labor cost savings in one year of operation. We believe that this estimate does not include the potential savings our customers can experience by reducing tooling costs and eliminating the coolant and its related costs of use and removal. While we are optimistic about our initial customer experiences, there can be no assurances that the savings realized will be experience by all customers or that we will achieve significant revenues.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), who also serves as our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period cover by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the period ended August 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits:

      31.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1* Certification of Chief Executive Officer and Principal Financial and
            Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley
            Act.

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

Date:  October 20, 2004  By:  /s/ Marc Walther
                              ----------------------------------------------
                              Marc Walther
                              President, CEO, Director and Authorized Signatory

                         By:  /s/ Ed Rutkowski
                              ----------------------------------------------
                              Ed Rutkowski
                              Vice President and Authorized Signatory