Form 10-K
period 2004-11-30
AMERICHIP INTERNATIONAL INC
filed 2005-03-15
CIK 1132487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 2004
                        COMMISSION FILE NUMBER 000-33127
                                    ---------

                          AMERICHIP INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          Nevada                          35701                  98-0339467
          ------                          -----                  ----------
  (State or jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)

9282 GENERAL DRIVE, SUITE 100, PLYMOUTH, MI                     48170
-------------------------------------------                     -----
(Address of principal executive offices)                      (Zip Code)
Registrant's telephone number, including area code          (734) 207-0338

Copies of all communications, including all communications sent to the agent for service, should be sent to:

                              Joseph I. Emas, Esq.
                                 Attorney at Law
                             1224 Washington Avenue
                              Miami Beach, FL 33139

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $37,964.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2005, computed by reference to the price at which the stock was sold on that date: $411,286.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      128,757,225 shares of Common Stock, $.001 par value, as of November 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

         None

Transitional Small Business Disclosure Format (check one)
         Yes [ ] No [X]


                          AMERICHIP INTERNATIONAL, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended November 30, 2004

                                TABLE OF CONTENTS

PAGE

                                     PART I

Item 1.       Description of the Business......................................1
Item 2.       Description of the Property.....................................11
Item 3.       Legal Proceedings...............................................11
Item 4.       Submission of Matters to Vote of Security Holders...............11

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder
                  Matters.....................................................12
Item 6.       Management's Discussion and Analysis............................14
Item 7.       Financial Statements............................................18
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................18
Item 8A.   Controls and Procedures............................................18
Item 8B.   Other Information..................................................18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act................................................19
Item 10.      Executive Compensation..........................................21
Item 11.      Security Ownership of Certain Beneficial Owners and
                  Management..................................................23
Item 12.      Certain Relationships and Related Transactions..................24
Item 13.      Exhibits .......................................................26
Item 14.      Principal Accountant Fees and Services .........................28


Signatures ...................................................................28

                                     PART I


THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:


o Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

o Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

o Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hotels, restaurants and business travel.


o Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the limousine market.

o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.


This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

GENERAL


The Company

      We were incorporated in the State of Nevada on October 17, 2000 as Southborrough Technology Corporation. On March 9, 2001 we changed our name to Southborrough Ventures, Inc. We were in the business of mineral exploration but initially relied upon the mineral exploration of others and never conducted any mineral exploration ourselves. We obtained an option to acquire a 100% interest in a mineral claim located in the Slocan Mining District Province of British Columbia, Canada. We referred to this mineral claim as the Cedar mineral claim. This option was exercisable by us completing further cash payments and share issuances to the option or and by completing minimum required exploration expenditures on the Cedar mineral claim. We allowed the option on this claim to expire on or about June 30, 2003.

      Our objective was to conduct mineral exploration activities on the Cedar mineral claim in order to assess whether the claim possessed commercially exploitable reserves of silver, lead or zinc. We were unable to identify any commercially exploitable reserves. Our proposed exploration program was designed to search for commercially exploitable deposits.

      On February 27, 2003, our board of directors approved the termination of our exploration activity and the acquisition of the AmeriChip Laser Assisted Chip Control ("LACC") technology.

      On February 27, 2003 our Board of Directors signed an Agreement and Plan of Reorganization with AmeriChip Ventures, Inc. ("AVI"), of Detroit, Michigan to acquire 100% of the outstanding common stock of AVI, in exchange for 60 million shares of our common stock.

      On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003 were consummated pursuant to which we, AVI and AVI shareholders agreed to effect a reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of AVI's common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, the former Chairman of our Board of Directors, Marc Walther, our Chief Executive Officer, and Ed Rutkowski, a member of our Board of Directors. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

      On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed below, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following: Messrs Howard, Walther and Rutkowski, each received US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The company may repay any or all of this amount without penalty. Messrs Howard, Walther and Rutkowski have agreed to a suspension in payments until we begin generating revenues from operations. The amounts owed to them, however, will continue to accrue.

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, a Michigan limited liability company ("APM") to acquire certain of its assets, pay APM's outstanding balance to Comerica Bank and, assume $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. Currently, we have secured the financing resources to pursue this acquisition with our agreement with Cornell Capital. In August 2004, we tendered a bid to the United States Bankruptcy Court to pursue our acquisition of APM. APM continues to operate under bankruptcy protection during this period.


      In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol "ACHI".

      Our principal offices are located at 9282 General Drive, Suite 100, Plymouth, MI 48235 USA. Our telephone number is (734)207-0338.

Summary

      As of September 8, 2004, we have two patents covering the technology described below. To support these patents, we have ordered and put a deposit on equipment sufficient to manufacture production and trial orders. The deposit was in the amount of $50,000 and paid to GSI Lumonics, Inc. The total cost of the robot and laser is $229,845.

Overview

      Our core patented technology includes the use of lasers to effect a controlled breaking of the metal chip. Our technology focuses on increasing the machining efficiencies to effect faster feed rates and less down time. The process is designed to work with technologies of existing machines and operations. We expect to continue to develop additional proprietary technology to enhance the patent and its benefits.

      Our technology, when implemented, will eliminate dangerous ribbon-like steel chips that tangle around moving tool parts, automation devices and other components essential to the machine processing of low to medium grade carbon steels and non-ferrous metal parts. We believe that the result of this process is a superior product manufactured in a safer working environment, avoiding many of the health and safety issues associated with traditional metal processing methodologies, while offering potential cost savings.

      We have completed the design and testing of the patented LACC technology. We are currently working with automakers and vendors with a view to supplying processed parts.

Alliances

      The Company has the following alliances:

      Meritage Solutions - a company that delivers integrated systems for automated production lines. Meritage Solutions has designed production cells that are lasered between centers.

      GSI Lumonics - A leading provider of laser equipment. GSI Lumonics has been used as the exclusive supplier of laser equipment to the Company. This is being done, in part, as a result of GSI's participation and support of the Company during our research and development stage.

      Creative Automation - A leading integrator of palletized automation and integration with laser, robots and part quality.

      The Company does not have written agreements with the three named strategic alliance companies. The Company's arrangement with GSI Lumonics is that the Company will exclusively purchase lasers and robots from them in exchange for being able to run trials in their laboratory in their Caton, MI testing facility. Meritage, Inc. will be utilized if there is a requirement to process a fully automated system which includes lasers robots and conveyors. Should an order require palletization, then the Company is committed to giving Creative Automation Company the right to fill the requirement on a first come, first serve basis. All of the Company arrangements are sales driven.

Subsidiaries

      On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC. ("ATA"). The new subsidiary will be responsible for providing all the tools necessary for metal removal in the machining process.

      On July 19, 2004, ATA secured the right to represent Carboloy, in addition to Kinik, Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with: Kinik - Grinding Wheels , Superior Abrasive - abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates

Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives), Cumi (Grinding Wheels), and Kinik (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA's customer base. The right to represent is defined by "being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company." The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company's website at www.americhipta.com The Company derives the Company's income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

         On August 3, 2004, ATA announced its purchase of the Nasco Brand name of abrasive products. This line of abrasive products has been sold throughout the United States and Canada for many years. The Company believes that the acquisition of this brand and its inventory will allow its subsidiary, AmeriChip Tool and Abrasives, to immediately generate sales by offering a wider breadth of products for all its current and future customers who require abrasive products in their manufacturing processes. Abrasives are typically used in the process after machining. The purchase of this brand name is consistent with the implementation of the Company's business model.


The Process

         Traditional methods of handling the residue of machining metal parts has necessitated the manufacture of specially designed chip control inserts and or the use of coolants to assist in the separation and flushing of contaminated metal chips, a problem that has plagued the metal parts manufacturing industry for more than 60 years. The problem, however, has become even more prevalent with the development of highly automated machine tools during the last two decades. Automated machinery was developed to satisfy the demand for the increased production of machined metal components by the automotive sector as well as other industries. Certain operations resulted in such serious chip control problems that some companies were unable to effectively capitalize on the benefits of automation.

      The metal machining industry seeks to increase production and automate the machining process. The automotive industry has been particularly hard pressed to effect lower costs both within its own internal operations as well as components manufactured on its behalf by outside suppliers who must remain competitive. Preventing the forfeiting of contracts to foreign parts providers where labor and other costs are considered lower than in the United States is of key importance. Stringy metal chips wrap around automatic gauging and interfere with robotics to cause an interruption or discontinuance of the automation to manual operations. The AmeriChip LACC process allows this problem to be eliminated.

      Currently coolant is deployed to flush the long stringy chips out of the machine components and remove them from the machine base itself. If the base becomes clogged it can cause many hours of non-productive down time and added costs while the machinery is cleaned. Coolant represents a major component of the entire manufacturing processes, representing as much as 15% of the total machining production cost. Coolant also has to be disposed of in accordance with environmental regulations, adding even more cost. Additional, coolant fumes may pose potentially serious health risks and the cause of long term problems when inhaled. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") has established standards for coolant exposure in the five (5ml) per cubic meter and has requested that even stricter regulations be adopted at ten times more stringent. The multiple cost factor associated with the use of coolant as well as related health and environmental factors represent a challenge for metal machining manufacturing companies to significantly reduce the consumption of coolant or to eliminate its use altogether. By eliminating the use of coolant, incidence of workman's compensation claims will be dramatically reduced. Additionally, the ribbons of metal chips that remain following the machining of metal components without the contamination of bacteria laden coolant will provide an additional revenue source for the company as the "chips" can be salvaged and recycled.

      We have targeted the automotive sector initially, but our process can be applied to any industry where the machining of metal is a major process of manufacturing of component parts. This includes, but is not limited to oil production and refining, off-road construction, farm implements, aerospace and defense contractors.

      Although our main goal is to acquire automotive parts manufacturers such as APM, we could apply our process to auto parts such as axle shafts, axle tubes, spindles, and connecting rods, in our own facility.

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

      Our customers are expected to find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies and significant cost savings in the overall machining of metal parts. We believe that the benefits of using our process would include the following:

* Less Machine Down-Time

      1.    Chip Clearing by operators of tools and parts

      2. Reduced tool breakage resulting from wrapping of chips, re-cutting of chips

      3. Eliminate down time required for chip pullers to clear machines and under floor conveyers of clogged chip bundles

      4. Increased machine efficiency by eliminating chip bundles from tangling around tool slides, posts, holders and interfering with adjacent moving parts, such as robotics, automation, chucking and in-line process gauging

      5. Predictable tool change management program linked to consistency in tool life

      6. Reduced incidents of on-the-job injury from exposure to sharp, long continuous stringy chips, which requires medical down time. Jobs are handled more quickly and efficiently leading to less frustration and constant worry about dealing with dangerous chips.

* Reduced Costs

      1.    Increased throughput as a result of less downtime

      2.    Reduction of direct labor - chip pullers are no longer required

      3. Elimination of maintenance and outside special services to clean and repair chip evacuation systems, thus increasing productivity through reduced machine down time

      4.    Reduction of overtime because of increased through-put per machine

      5. Reduced use of Hi-Lo driver's time to removed containers filled quickly because of the chip bundles. Few containers are necessary due to chip compaction.

      6.    Improved tool life due to less breakage because of chip bundles

      7.    Less machine maintenance required

      8.    Reduced scrap

      9. Elimination of coolant. The LACC process does not require the use of coolant whatsoever. The working environment is therefore less toxic, cleaner and safer.

      10.   Reduction in coolant filter cost

      11.   Reduction in coolant disposal cost

      12.   Reduced costs of gloves and aprons as fewer are needed

      13.   Better railcar utilization due to chip compaction

      14. Lower insurance rates as a result in the reduction of injuries related to the handling of long, sharp, stringy chips, cleaner and safer work area, which is less toxic

      15. Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

* Tooling and Process Efficiencies -

      1. Elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals

      2. Reduced welding and packing of chips, which reduces the wear and tear on cutting tools

      3. Improved chip disposal and handling costs through better management of chip lengths

      4. Reduced capital equipment expenditures since high-pressure coolant systems are no longer necessary

      5. The need for specially designed chip control inserts and the use of coolants to manage the "chip" are no longer required with the LACC process.


      The Company believes that as a result of implementing our LACC process on certain automobile parts prior to machining that we well be able to pass on many benefits that will result in operational efficiencies and significant cost savings in the overall machining of metal parts.

      With the lasering of parts prior to machining our process reduces machine down time which is traditionally caused because chips have to be cleared by the operators away from tools and parts and the replacement of tools which have been broken as a result of the wrapping of chips around them. Down time is also created when time is taken by chip pullers to clear machines and under floor conveyers of clogged chip bundles. Since we can eliminate chip bundles from tangling around tool slides, posts, holders and interfering with adjacent moving parts, such as robotics, automation, chucking and in-line process gauging we increase machine efficiencies. Tools are not damaged from chips and there we can offer predictable tool change management program linked to consistency in tool life. We believe that there will be reduced incidents of on-the-job injury from exposure to sharp, long continuous stringy chips keeping workers working instead of seeking medical treatment. With a continuous job run, projects will be handled more quickly and efficiently leading to less frustration and constant worry about dealing with dangerous chips.

      With the implementation of the LACC prior to machining metal parts our client will enjoy reduced costs due to increased throughput as a result of less downtime and the reduction of direct labor since chip pullers will no longer be required. Our process eliminates the need for maintenance and outside special services to clean and repair chip evacuation systems, thus increasing productivity through reduced machine down time. The LACC process provides for increased through-put for each machine and therefore more work can be accomplished per shift, allowing for the reduction of overtime costs required to ensure that jobs are completed on schedule. With no chip bundles being produced, a client would no longer need to use a Hi-Lo driver's time to removed containers filled with chip bundles. In addition, fewer containers are necessary due to chip compaction adding to reduced costs. Other benefits included improved tool life due to less breakage because of chip bundles, less machine maintenance, reduced scrap and the scrap that remains can be recycled and sold for cash. Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

      The LACC process does not require the use of coolant whatsoever and therefore the working environment is therefore less toxic, cleaner and safer. The benefits to the client include a reduction in coolant filter cost, reduction in coolant disposal cost, reduced costs of gloves and aprons as fewer are needed and better railcar utilization due to chip compaction. The reduction of injuries related to the handling of long, sharp, stringy chips in a cleaner and safer work area, in which there are fewer toxins can lead to reduced insurance costs for the client.

      One of the key benefits to applying the LACC process prior to machining is that it results in tooling and process efficiencies .This is accomplished due to the elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals. In addition, the welding and packing of chips is reduced which normally affects the wear and tear on cutting tools, shortening their life span. Improved chip disposal and handling costs through better management of chip lengths makes the machining process run much more smoothly. Since high-pressure coolant systems are no longer necessary, the client will enjoy reduced capital equipment expenditures. The need for specially designed chip control inserts and the use of coolants to manage the "chip" are no longer required with the LACC process.


KSI Machine & Engineering Inc.

      t 6 0 On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. As of the report date of these financial statements, this acquisition has not been completed.

      The completion of the transaction is subject to a number of factors, including but not limited to, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. There can be no assurance that the purchase will be consummated. The material terms of the agreement are as follows: The stock purchase will be for an aggregate consideration of $3.2 million. The Company agreed under a separate agreement with Mr. Jim Kotsonis, owner of KSI to issue 500,000 restricted shares of the Company's common stock for consulting services to be rendered over the next 18 months.

Osborn International

      On December 2, 2004, we issued a press release to announce the appointment of AmeriChip International as a distributor for Osborn International, the world's largest industrial brush maker and a manufacturer of tools for surface finishes.

AmeriChip International Holdings, LLC

      On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. This transaction has not occurred as of the date of this report. Accordingly, AmeriChip International Holdings, LLC is at present a non-operating entity.

RM Communications

      In October 2003, we executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. We will also pay additional costs incurred by RMC in performance of the contract.

      In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC.

Current Products and Services

      Our patented laser assisted chip control process is readily applicable to any metal component that requires precision finishing. We believe that our process will provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our service to businesses in the following markets:

         *Automobiles
         *Oil Production and Refining
         *Aerospace
         *Off-Road Construction
         *Farm Implements Manufacturing
         *Defense Contractors

Sales & Marketing

      We intend to transition from being a company focusing almost solely on product development and testing, to focusing on sales and marketing. We expect to sell a service and a product. The service will be the manufacturing of a finished product using equipment with the LACC technology. We further anticipate that customers will purchase equipment using LACC technology from one of our strategic alliances and also pay AmeriChip a royalty for use of the LACC technology. Initially we will focus on customers in the automobile industry.

      Management has identified what is believed to be large markets that remain underserved but would be logical, potentially strong candidates given an appropriate product and service offering at the right price. Just for automotive products, management has identified particular market segments that would be likely to benefit from our LACC technology: axle shafts, axle tubes, torque converters, spindles, pinions, input/output shafts, side gears and connecting rods.

Insurance

      We do not maintain any insurance but are securing quotes from various insurance underwriters to select the best plan for the Company. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Government Regulations

      In addition to regulations applicable to businesses in general, our plant operations will be subject to other regulations that are common in industrial manufacturing.

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

As of September 8, 2004, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved. The approved patents are as follows:

      1. "UNITED STATES PATENT RUTKOWSKI" with PTO Patent Number 5,200,593, issued April 6, 1993.

      2. "UNITED STATES PATENT RUTKOWSKI" with PTO Patent Number 5,384,446, issued January 24, 1995.

Employees

      As of November 30, 2004, we employ three full-time employees and two full-time consultants. We have no collective bargaining agreements with our employees.


ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 9282 General Drive, Plymouth, Michigan. We share space with our wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC, and do not pay any rent.

We have also established a Canadian wholly-owned subsidiary, AmeriChip Canada Inc., located in Newmarket, Ontario, in order to facilitate the transaction of business with Canadian suppliers and customers.


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings against the Company at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information

      The Company's Common Stock is quoted on the NASD's OTC Bulletin Board electronic system under the ticker symbol ACHI.

      The following table sets forth the average high and low bid prices for the common stock for each calendar quarter since January 10, 2003, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our shares began trading on January 10, 2003.

                        Bid Price Per Share
                        -------------------
                        High           Low
                    ------------   ------------
2003
Quarter ended
February 28, 2003   $       3.45   $       2.75
May 31, 2003        $       2.15   $       1.60
August 31, 2003     $       2.00   $       0.14
November 30, 2003   $       0.47   $       0.07
                                           2004
February 29, 2004   $       0.19   $       0.12
May 31, 2004        $       0.17   $       0.05
August 31, 2004     $       0.11   $       0.04
November 30, 2004   $       0.03   $       0.03
                                           2005
Quarter ended
February 28, 2005   $       0.06   $       0.05

---------------

As of November 30, 2004, we believe there were approximately 48 holders of record of our common stock.

We have not paid dividends in the past on any class of stock. Management and the Board of Directors do not anticipate the payment of cash dividends within the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended November 30, 2004. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See "Special Note Regarding Forward Looking Information" below.


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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in
Note 2 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.


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

In addition, Richard Zyla received 125,000 shares of the Company's common stock for signing a non-compete agreement. The Company also issued 25,000 shares of its common stock to Mr. Thomas Howard in exchange for signing a non-compete agreement.

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003. We were, at the time, unable to obtain the necessary funding to conclude the transaction. Currently, the Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. APM continues to operate under bankruptcy protection during this period.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a purchase agreement with KSI. As of the report date of these financial statements, this acquisition has not been completed.

The completion of the transaction is subject to a number of factors, including but not limited to, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. There can be no assurance that the purchase will be consummated. The material terms of the agreement are as follows: The stock purchase will be for an aggregate consideration of $3.2 million. The Company agreed under a separate agreement with Mr. Jim Kotsonis, owner of KSI to issue 500,000 restricted shares of the Company's common stock for consulting services to be rendered over the next 18 months.



In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast") to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the year ended November 30, 2004, 100,000 shares of common stock were issued and CEOcast agreed to cancel the agreement with no penalties and also to agree to cancel the amounts owed to CEOcast by the Company. In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement.

In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The Company will also pay additional costs incurred by RMC in performance of the contract. In April 2004, the Company executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC.



RESULTS OF OPERATIONS

REVENUE AND EXPENSES

We have only generated $37,964 in revenue from our operations during the last two years all of which occurred in the latter half of our most recently completed fiscal year. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility is reasonably assured.

Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses increased from $1,800,889 for the year ended November 30, 2003 to $3,030,232 for the year ended November 30, 2004, an increase of $1,229,343. This increase was a result of a reduction in consulting expenses and license expense related to the purchase of licenses from three shareholders arising from a cancelable licensing agreement which provides for payment to these shareholders of monthly installments of $10,000.

NET LOSS

Net loss increased from a net loss of ($1,925,880) for the year ended November 30, 2003 to a net loss of ($3,271,525) for the year ended November 30, 2004, an increase in net loss of ($1,345,645), primarily due to the increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004 had an accumulated deficit of ($5,217,423). For the year ended November 30, 2004, we sustained a net loss of ($3,271,525). We have secured financing from Cornell Capital, LLC which should enable us to secure working capital for the next 24 months which will enhance our ability to conduct business. These funds will be dedicated to securing commercial space for the proposed production facility, to purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities as well as providing funding to our wholly owned subsidiary, AmeriChip Tool & Abrasives. We will also use capital available from our agreement with Cornell Capital to purchase the assets of American Production Machining, LLC.

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003. . We were, at the time, unable to obtain the necessary funding to conclude the transaction. Currently, the Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. APM continues to operate under bankruptcy protection during this period.

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

Cornell Capital Partners LP

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter "Cornell Capital") in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of November 30, 2004, the Company has received a total of $800,000 under these agreements. The Company also issued 3,134,329 shares of common stock valued at $207,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the year ended November 30, 2004 was $52,500.

In May 2004, the Company received $300,000 (Loan 1) in cash upon execution of a convertible debenture in favor of Cornell Capital. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture agreement also enables the Company to redeem unpaid principal by payment of 120% of the amount redeemed and the distribution of common stock warrants to the holder. In connection with the debenture, the Company incurred loan fees and expenses of $300,000, which are being amortized as a financing expense over a period of three years. During the year ended November 30, 2004, the Company recorded $75,000 of financing expense

In August 2004, the Company received $225,000 (Loan 2) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The Company incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in payment of the aforementioned note principal and related interest of $15,780.

In November 2004, the Company received $275,000 (Loan 3) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The Company incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the year ended November 30, 2004 was $8,193. Cornell Capital also converted 3,243,210 shares of common stock in payment of $50,000 of principal and $2,595 related interest for the aforementioned note.

The following is a summary of debt transactions with Cornell Capital during the year ended November 30, 2004:

                                          Loan 1        Loan 2        Loan 3        Total
                                        ----------    ----------    ----------    ----------
Convertible Debenture
       5% annual interest
       term:  3 years                   $  300,000    $       --    $       --    $  300,000
Promissory Note
       12% annual interest
       term:  89 days                           --       225,000            --       225,000
Promissory Note
       12% annual interest
       term:  62 days                           --            --       275,000       275,000
                                        ----------    ----------    ----------    ----------

Total Notes at Face Value                  300,000       225,000       275,000       800,000
                                        ----------    ----------    ----------    ----------
       Less: principal payments
              converted by stock                --      (225,000)      (50,000)     (275,000)
       Less: Discount due to
              related financing costs     (225,000)           --       (17,432)     (242,432)
                                        ----------    ----------    ----------    ----------

Total Current Debt                      $   75,000    $       --    $  207,568    $  282,568
                                        ==========    ==========    ==========    ==========

As of November 30, 2004, the Company had accrued unpaid interest on the above transactions of $2,188.

In January 2005, the Company received $250,000 (Loan 4) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The Company incurred related fees and expenses of $23,750, which will be amortized as financing expense over the duration of the note and received $226,250 in cash. Cornell Capital also converted 2,873,065 shares of common stock in payment of $150,000 of principal for the aforementioned note.

The following is a summary of the outstanding debt conversion transactions under the agreements with Cornell Capital subsequent to November 30, 2004:

                                      Loan 1         Loan 3          Loan 4
                                   ------------   ------------    ------------
Value of Notes at
      November 30, 2004            $     75,000   $    207,568    $         --
                                   ------------   ------------    ------------
Promissory Note
       12% annual interest
       term:  82 days                        --             --         250,000
       Add:  additional interest
           expense of the stock
           conversion                        --         27,896              --
                                   ------------   ------------    ------------
       Less: principal payments
           converted by stock
           December 1,2004  to
           March 10, 2005                    --       (235,464)       (150,000)
                                   ------------   ------------    ------------
Balance of notes subsequent
           November 30, 2004       $     75,000   $         --    $    100,000
                                   ============   ============    ============
Interest expense related to
          stock conversion
          through March 10, 2005   $     12,500   $     22,847    $      7,854
                                   ============   ============    ============

Number of shares issued upon
       subsequent conversion of
       above notes prior to
       March 10, 2005                 2,403,846      4,961,842       2,873,065
                                   ============   ============    ============

PLAN OF OPERATION

Upon closing on the acquisition of KSI Machine and Engineering, we will be in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated in 2004. The Company intends to add two more shifts to the operations at KSI Machine and Engineering commencing in the first quarter of our new fiscal year. The Company believes that the two new shifts will add additional revenues in the first year of operation. A key element to securing KSI Machine and Engineering is their Tier One Status. This status is critical and affords us the opportunity to quote on any jobs emanating from the big three auto makers

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our laser and robotic equipment required in the implementation of the LACC process. We are currently conducting trials for the possible implementation our process for a number of customers. In addition to the laser and robot already ordered by us, we believe that the volume of work anticipated in the first quarter of its fiscal year will require the purchase of an additional robot and laser. KSI Machine and Engineering is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines.

We believe that the patented technology, Laser Assisted Chip Control process ("LACC") for companies engaged in the machining of automobile parts can produce significant revenues for us. While we are optimistic about our initial customer experiences, there can be no assurances that the savings realized will be experience by all customers or that we will achieve significant revenues.



             ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 7. FINANCIAL STATEMENTS

AMERICHIP INTERNATIONAL INC.

TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM      1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                       2

         Statements of Operations                             3

         Statement of Stockholders' Equity (Deficit)          4

         Statements of Cash Flows                             5

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS                6

The Board of Directors
AmeriChip International Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We have audited the accompanying consolidated balance sheets of AmeriChip International Inc. (a Nevada corporation formerly known as Southborrough Ventures, Inc.) as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriChip International Inc. as of November 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 11 to the financial statements, an error resulted in an understatement of reported accrued interest payable as of November 30, 2003. This was discovered by management of the Company during the current year. Accordingly, the 2003 financial statements have been restated to correct this error.



    Williams & Webster, P.S.
    Certified Public Accountants
    Spokane, Washington
    March 10, 2005

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               November 30,    November 30,
                                                                  2004            2003
                                                                               (restated)
                                                             -------------    -------------
ASSETS

    CURRENT ASSETS
      Cash                                                   $     180,690    $          --
      Accounts receivable                                           32,446               --
      Prepaid expenses                                               5,745               --
      Inventory                                                    230,000               --
                                                             -------------    -------------
        Total Current Assets                                       448,881               --
                                                             -------------    -------------

    PROPERTY AND EQUIPMENT
      Furniture and fixtures                                        10,439               --
      Machinery and equipment                                       14,000               --
      Accumulated depreciation                                      (1,616)
                                                             -------------    -------------
        Total Property and Equipment                                22,823               --
                                                             -------------    -------------

    OTHER ASSETS
      Intangible assets                                              6,750               --
      Deposits                                                     103,200               --
      Technology rights and patents, net of amortization            24,716           28,923
                                                             -------------    -------------
        Total Other Assets                                         134,666           28,923
                                                             -------------    -------------

      TOTAL ASSETS                                           $     606,370    $      28,923
                                                             =============    =============

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Accounts payable and accrued expenses                  $     149,102    $     586,415
      Related party payable                                        826,407          389,338
      Related party note payable - current portion                  23,940               --
      Convertible debenture, net of discounts                      282,568               --
      Accrued interest - related party                             277,188          125,000
                                                             -------------    -------------
        Total Current Liabilities                                1,559,205        1,100,753
                                                             -------------    -------------
    LONG-TERM LIABILITIES
      Related party notes payable                                  226,060               --
                                                             -------------    -------------
        Total Long-term Liabilities                                226,060               --
                                                             -------------    -------------
    COMMITMENTS AND CONTINGENCIES                                       --               --
                                                             -------------    -------------
    MINORITY INTEREST IN SUBSIDIARY                                  3,413            3,413
                                                             -------------    -------------
    STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 500,000,000 shares authorized,
        $.001 par value; 128,757,225 and 85,370,000 shares
        issued and outstanding, respectively                       128,757           85,370
      Additional paid-in capital                                 3,546,758          777,650
      Warrants                                                     359,600           54,000
      Discount on common stock                                          --          (46,365)
      Accumulated deficit                                       (5,217,423)      (1,945,898)
                                                             -------------    -------------
        Total Stockholders' Equity (Deficit)                    (1,182,308)      (1,075,243)
                                                             -------------    -------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                       $     606,370    $      28,923
                                                             =============    =============

   The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Year Ended
                                                -------------     -------------
                                                 November 30,      November 30,
                                                     2004             2003
                                                                   (restated)
                                                -------------     -------------
REVENUES                                        $      37,964     $          --

COST OF SALES                                          14,214
                                                -------------     -------------

NET SALES                                              23,750                --
                                                -------------     -------------

EXPENSES
      Administrative services                         269,980                --
      Legal and accounting                            263,452            49,748
      Depreciation and amortization                     8,073             4,507
      Consulting services                           2,099,315         1,283,667
      License expense                                 360,000           300,000
      Website expense                                      --            90,000
      Office expense                                   29,412            72,967
                                                -------------     -------------
           TOTAL OPERATING EXPENSES                 3,030,232         1,800,889
                                                -------------     -------------

LOSS FROM OPERATIONS                               (3,006,482)       (1,800,889)

OTHER INCOME (EXPENSE)
      Forgiveness of debt                               7,588                --
      Interest and financing expense                 (272,631)         (125,000)
                                                -------------     -------------
           TOTAL OTHER INCOME (EXPENSE)              (265,043)         (125,000)
                                                -------------     -------------

LOSS BEFORE TAXES                                  (3,271,525)       (1,925,889)

INCOME TAXES                                               --                --
                                                -------------     -------------

NET LOSS                                        $  (3,271,525)    $  (1,925,889)
                                                =============     =============

      BASIC AND DILUTED NET LOSS
            PER COMMON SHARE                    $       (0.03)    $       (0.03)
                                                =============     =============

      BASIC AND DILUTED
      WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING             104,710,769        75,460,833
                                                =============     =============

   The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------


                                                                        Common Stock                  Additional    Discount on
                                                           --------------------------------------      Paid-in        Common
                                                             Shares        Amount       Capital        Warrants       Stock
                                                           -----------   -----------   -----------    -----------   -----------

Balance, December 1, 2002                                   60,000,000   $    60,000   $        --    $        --   $   (26,345)

Recapitalization of company via
    reverse merger with Southborrough
    Ventures, Inc.                                          20,020,000        20,020            --             --       (20,020)

Common stock issued for consulting services
    at an average of $0.16 per share                         5,350,000         5,350       777,650             --            --

Warrants issued for consulting services
    at $0.18 per share                                              --            --            --         54,000            --

Net loss for the year ended November 30, 2003 (restated)            --            --            --             --            --
                                                           -----------   -----------   -----------    -----------   -----------

Balance, November 30, 2003 (restated)                       85,370,000        85,370       777,650         54,000       (46,365)

Common stock issued for consulting services
    and payables at an average of $0.14 per share            6,900,000         6,900       981,100             --            --

Common stock issued in private placement
    for cash at $0.05 per share                              2,900,000         2,900       142,100             --            --

Common stock issued for debt offering costs
    for convertible debt at $0.067 per share                 3,134,329         3,134       203,866             --            --

Common stock and warrants issued for
    services at an average of $0.08 per share                6,165,500         6,166       298,369        148,050            --

Common stock and warrants issued for
    consulting services at an average
    of $0.07 per share                                      14,834,285        14,834       879,616        147,050            --

Common stock issued for non-competition
    agreement at an average of $0.06 per share                 150,000           150         8,850             --            --

Common stock issued for services
    at an average of $0.07 per share                           250,000           250        17,250             --            --

Common stock issued for debt and interest
     expense at an average of $0.033 per share               9,053,141         9,053       284,322             --            --

Warrants issued for consulting services                             --            --            --         10,500            --

Adjustment to discount approved by directors                        --            --       (46,365)            --        46,365

Net loss for the year ended
    November 30, 2004                                               --            --            --             --            --
                                                           -----------   -----------   -----------    -----------   -----------
Balance, November 30, 2004                                 128,757,255   $   128,757   $ 3,546,758    $   359,600   $        --
                                                           ===========   ===========   ===========    ===========   ===========


                                                                        Total
                                                         Accumulated  Stockholders'
                                                          Deficit    Equity (Deficit)
                                                         -----------    -----------

Balance, December 1, 2002                                $   (20,009)   $    13,646

Recapitalization of company via
    reverse merger with Southborrough
    Ventures, Inc.                                                --             --

Common stock issued for consulting services
    at an average of $0.16 per share                              --        783,000

Warrants issued for consulting services
    at $0.18 per share                                            --         54,000

Net loss for the year ended November 30, 2003 (restated)  (1,925,889)    (1,925,889)
                                                         -----------    -----------

Balance, November 30, 2003 (restated)                     (1,945,898)    (1,075,243)

Common stock issued for consulting services
    and payables at an average of $0.14 per share                 --        988,000

Common stock issued in private placement
    for cash at $0.05 per share                                   --        145,000

Common stock issued for debt offering costs
    for convertible debt at $0.067 per share                      --        207,000

Common stock and warrants issued for
    services at an average of $0.08 per share                     --        452,585

Common stock and warrants issued for
    consulting services at an average
    of $0.07 per share                                            --      1,041,500

Common stock issued for non-competition
    agreement at an average of $0.06 per share                    --          9,000

Common stock issued for services
    at an average of $0.07 per share                              --         17,500

Common stock issued for debt and interest
     expense at an average of $0.033 per share                    --        293,375

Warrants issued for consulting services                           --         10,500

Adjustment to discount approved by directors                      --             --

Net loss for the year ended
    November 30, 2004                                     (3,271,525)    (3,271,525)
                                                         -----------    -----------
Balance, November 30, 2004                               $(5,217,423)   $(1,182,308)
                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   Year Ended
                                                          ----------------------------
                                                           November 30,    November 30,
                                                              2004            2003
                                                                           (restated)
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (3,271,525)   $ (1,925,889)

    Depreciation and amortization                                8,073           4,507
    Amortization of discount on convertible debt               102,068              --
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Common stock issued for consulting and services        1,668,318         693,000
      Common stock issued for website                               --          90,000
      Common stock issued for director services                 17,500              --
      Common stock issued for interest expense                  18,375              --
      Warrants issued for services                             305,600          54,000
      Increase in accounts receivable                          (32,446)             --
      Increase in prepaids                                      (5,745)             --
      Increase in accounts payable and accrued expenses         81,354         575,888
      Increase in related party payables                       437,069         383,494
      Increase in accrued interest                             152,188         125,000
                                                          ------------    ------------
    Net cash used in operating activities                     (519,171)      1,925,889
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          (4,439)             --
    Deposits                                                  (103,200)             --
                                                          ------------    ------------
    Net cash used in investing activities                     (107,639)             --
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debt and notes               662,500              --
    Common stock issued for cash in private placement          145,000              --
                                                          ------------    ------------
    Net cash provided by financing activities                  807,500              --
                                                          ------------    ------------

Net increase in cash                                           180,690       1,925,889

Cash, beginning of period                                           --              --
                                                          ------------    ------------

Cash, end of period                                       $    180,690    $  1,925,889
                                                          ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid                                       $         --    $         --
                                                          ============    ============
      Income tax paid                                     $         --    $         --
                                                          ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for services and website                 $  1,668,318    $    783,000
    Stock issued for intangible asset                     $      9,000    $         --
    Stock issued for debt offering costs                  $    207,000    $         --
    Stock issued for interest expense                     $     18,375    $         --
    Stock issued for repayment of convertible debt        $    275,000    $         --
    Stock issued for director services                    $     17,500    $         --
    Warrants issued for services                          $    305,600    $     54,000
    Note payable for inventory and equipment              $    250,000    $         --

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriChip International Inc. (hereinafter "AmeriChip" or "the Company") was incorporated in the state of Nevada on October 17, 2000 as Southborrough Technology Corporation for the purpose of mineral exploration. On March 9, 2001, the corporate name was changed to Southborrough Ventures, Inc. Although the Company obtained an option to acquire a 100% interest in a mineral claim located in the Slocan Mining District Province of British Columbia, Canada, the Company allowed the option on that claim to expire on or about June 30, 2003. The Company changed its name to AmeriChip International Inc. on December 1, 2003.

AmeriChip's initial business objective was to conduct mineral exploration activities on the aforementioned mineral claim in order to assess whether the claim possessed commercially exploitable reserves of silver, lead or zinc. The Company was unable to identify any commercially exploitable reserves.

On February 27, 2003, AmeriChip's board of directors approved the termination of the Company's exploration activity and also approved the acquisition of AmeriChip Ventures, Inc., a wholly owned subsidiary. AmeriChip, Inc., an 80% owned subsidiary of AmeriChip Ventures, Inc., holds the patents for the Laser Assisted Chip Control ("LACC") technology. The Company is currently engaged in the development of its patented technology for use in manufacturing.

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

On November 12, 2003, the Company established HRW, LLC, a fully owned subsidiary of AmeriChip International, Inc. The name of this entity was subsequently changed to AmeriChip Tool and Abrasives, LLC (hereinafter "ATA"). ATA's primary focus will be to establish an extensive resource for cost saving services and the sale of machining products. ATA has secured office space and established headquarters in Plymouth, Michigan. On August 21, 2004, AmeriChip International, Inc., through ATA, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter "NASCO"), a Michigan corporation. NASCO is considered to be a related entity because its president is also the president of AmeriChip International, Inc. This transaction is more fully described in Note 8.

On September 10, 2004, the Company established AmeriChip International Holdings, LLC, a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. This transaction has not occurred as of the date of this report. Accordingly, AmeriChip International Holdings, LLC is at present a non-operating entity. (See Note 13.)

On August 9, 2004, the Company's board of directors elected to form a wholly owned subsidiary, AmeriChip Canada Inc. This entity is a Canadian charter corporation. The primary purpose of this subsidiary will be to channel Canadian based opportunities to both AmeriChip International and AmeriChip Tool and Abrasives for processing.

The Company's year end is November 30.

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

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes that the adoption of this statement will have no material impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions"(hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes that the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based

Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company was previously reporting in compliance with SFAS No. 123. Management has adopted SFAS 123 (R) and believes this statement will have no impact on its overall results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the financial position or results of operations of the Company.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. For the year ended November 30, 2004, the Company had estimated that no allowance for doubtful accounts was necessary, as the receivables are all expected to be collected. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for doubtful accounts will be established.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at November 30, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation
(FDIC) limits by $66,245.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. Cost of sales totaled $14,214 for the year ended November 30, 2004.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At November 30, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


Earnings Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at November 30, 2004 and 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. These common stock equivalents were primarily from convertible debt of 9,053,141 and zero, and outstanding warrants of 12,621,428 and 300,000 as of November 30, 2004 and 2003, respectively.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial

Instruments," include trade accounts receivable and payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2004 and 2003.

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of November 30, 2004, the inventory of our subsidiary AmeriChip Tool and Abrasives, LLC totaled $230,000, consisting of $223,862 of grinding and abrasive products and $6,138 of other materials.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Subsidiaries of the Company are listed in Note 1.


Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, and accumulated depreciation thereto:

                                        November 30,
                                           2004
                                      --------------
      Furniture and fixtures          $       10,439
      Plant assets                            14,000
                                      --------------
      Total assets                            24,439
      Less accumulated depreciation           (1,616)
                                      --------------
                                      $       22,823
                                      ==============

The Company recognized $1,616 in depreciation expense for the year ended November 30, 2004. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

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

At November 30, 2004 and 2003, the Company had net deferred tax asset of approximately $1,652,000 and $643,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was present at November 30, 2004 and 2003.

The significant components of the deferred tax asset at November 30, 2004 and 2003 were as follows:

                                          November 30,      November 30,
                                              2004              2003
                                         --------------    --------------

Net operating loss carryforward          $    4,858,000    $    1,892,000
                                         ==============    ==============

Warrants issued:                         $      305,600    $       54,000
                                         ==============    ==============

Deferred tax asset                       $    1,652,000    $      643,000
                                         ==============    ==============
Deferred tax asset valuation allowance   $   (1,652,000)   $     (643,000)
                                         ==============    ==============

At November 30, 2004 and 2003, the Company has net operating loss carryforwards of approximately $4,858,000 and $1,892,000, respectively, which expires in the years 2021 through 2023. The Company recognized approximately $305,600 and $54,000 of losses from issuance of warrants for services in fiscal 2004 and 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2003 to 2004 was $1,009,000.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating losses and general business credit carryforwards in the event of an "ownership change" of a corporation. The Company has issued additional shares of common stock, which may have resulted in restrictions on the future use of net operating losses and tax credit carryforwards generated before an ownership change. The effect of such change has not been determined.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented, other than those changes attributed to the correction of an error in the year ended November 30, 2003 as described in Note 11.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At November 30, 2004, the Company had an accumulated deficit of $5,217,423. For the year ended November 30, 2004, the Company sustained a net loss of $3,271,525. In addition, the Company has negative working capital and very limited revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flows to meet its obligations on a timely basis. The Company's management is currently putting sales and acquisition strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

On October 22, 2003, the Company's board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter "the Plan"). The Plan initially allowed the Company to issue up to 8,000,000 shares of the Company's common stock to officers, directors, employees and consultants. On December 12, 2003, the Company's board of directors authorized an increase of 4,000,000 shares issuable in accordance with the terms of the Plan. In May 2004, the Company's board of directors authorized an increase of 8,000,000 shares issuable in accordance with the terms of the Plan. All 20,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the years ended November 30, 2004 and 2003, the Company issued 14,650,000 and 5,350,000 stock options, respectively, under this plan, which were immediately exercised. There are no remaining options to be issued under the Plan.

The following is a summary of stock option activity:

                                                              Number of        Weighted
                                                                Shares          Average
                                                                Under          Exercise
                                                               Options           Price
                                                             ------------    ------------
Outstanding October 22, 2003
   Granted                                                      5,350,000    $       0.15
   Exercised, forfeited or expired                             (5,350,000)          (0.15)
                                                             ------------    ------------

Outstanding, November 30, 2003
   Granted                                                     14,650,000    $       0.11
  Exercised, forfeited or expired                             (14,650,000)          (0.11)
                                                             ------------    ------------
Outstanding, November 30, 2004                                         --              --
                                                             ============    ============
Weighted  average fair value of options granted during the
  year ended November 30, 2003                               $        nil
                                                             ============

In the year ended November 30, 2004, warrants were issued to acquire 750,000 shares of common stock at an exercise price of $0.25. The Company also issued 11,871,428 warrants at an exercise price of $0.08 per share. All warrants were issued for three years and for consulting agreements valued at $148,050, $147,050 and $10,500. (See Note 7.)

In the year ended November 30, 2003, 100,000 warrants were granted at an exercise price of $0.30 per share, 100,000 warrants were granted at an exercise price of $0.40 per share and 100,000 warrants were granted at an exercise price of $0.50 per share for consulting services.

The fair value of each warrant granted in the years ended November 30, 2004 and 2003 were estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 1.0, and expected life is 3 years.

Summarized information about stock warrants outstanding and exercisable at November 30, 2004 and 2003 are as follows:

                                Number of    Weighted Average Average exercise
                                warrants      Remaining Life        price
                             --------------   --------------   --------------
Warrants issued in 2003             300,000             2.00   $         0.40
                             ==============   ==============   ==============

Warrants issued in 2004             750,000             2.59   $         0.25
                                 11,871,428             2.50   $         0.08
                             --------------   --------------   --------------
Total warrants in 2004           12,621,428             2.50   $         0.09
                             ==============   ==============   ==============
Total unexercised warrants       12,921,428             2.50   $         0.09
                             ==============   ==============   ==============



NOTE 5 - COMMON STOCK

In May 2004, the Company's board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended November 30, 2004, 7,150,000 shares of common stock were issued for an average of $0.09 per share for consulting and services, 20,999,785 shares of common stock and warrants were issued for an average of $0.09 per share for consulting and services and 2,900,000 shares of common stock were issued in a private placement for $0.05 per share. The Company issued 3,134,329 shares of common stock for an average of $0.07 per share for financing agreements and 9,053,141 shares of common stock for an average of $0.03 per share for debt and related interest costs. The Company also issued 150,000 shares of common stock for $0.06 per share for non-compete agreements related to the asset purchase agreement. (See Note 8.)

In the year ended November 30, 2001, Southborrough Ventures, Inc., the registrant prior to recapitalization, issued 5,005,000 shares of common stock. In the year ended November 30, 2003, the board of directors approved a three for one forward stock dividend which increased the outstanding shares to 20,020,000 shares. All transactions from prior periods have been restated to reflect this stock split. As part of the recapitalization of AmeriChip, Inc., the restated shares previously issued by Southborrough Ventures, Inc. resulted in $20,020 being recognized as a discount on common stock.

In 2003, three shareholders acquired 900 shares of common stock of AmeriChip, Inc., of which, 720 shares were traded for all of the 225,000 shares of common stock outstanding of AmeriChip Ventures, Inc., which became a wholly owned subsidiary. This transaction created a minority interest in AmeriChip, Inc. of 20%. The aforementioned 225,000 shares were exchanged in May 2003 for 60,000,000 shares of common stock of AmeriChip International Inc. as part of the reverse merger acquisition. As the Company had no par value for its stock and had negative stockholders' equity at the date of the merger, a discount on common stock in the amount of $26,345 was recorded in the accompanying consolidated financial statements for the year ended November 30, 2003. During the year ended November 30, 2004, the board of directors elected to cancel the discount and subsequently raise additional paid-in capital.

In 2003, the Company issued 5,350,000 shares from the exercise of stock options to consultants for services valued at $783,000.

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter "Cornell Capital") in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of November 30, 2004, the Company has received a total of $800,000 under these agreements. The Company also issued 3,134,329 shares of common stock valued at $207,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the year ended November 30, 2004 was $52,500.

In May 2004, the Company received $300,000 (Loan 1) in cash upon execution of a convertible debenture in favor of Cornell Capital. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture agreement also enables the Company to redeem unpaid principal by payment of 120% of the amount redeemed and the distribution of common stock warrants to the holder. In connection with the debenture, the Company incurred loan fees and expenses of $300,000, which are being amortized as a financing expense over a period of three years. During the year ended November 30, 2004, the Company recorded $75,000 of financing expense.

In August 2004, the Company received $225,000 (Loan 2) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The Company incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in payment of the aforementioned note principal and related interest of $15,780. The Company had a beneficial conversion feature of $30,750 attributed to the aforementioned debt. According to EIFT 98-5, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed.

In November 2004, the Company received $275,000 (Loan 3) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The Company incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the year ended November 30, 2004 was $8,193. Cornell Capital also converted 3,243,210 shares of common stock in payment of $50,000 of principal and $2,595 related interest for the aforementioned note.

The following is a summary of debt transactions with Cornell Capital during the year ended November 30, 2004:

                                      Loan 1          Loan 2          Loan 3          Total
                                   ------------    ------------    ------------    ------------
Convertible Debenture
       5% annual interest
       term:  3 years              $    300,000    $         --    $         --    $    300,000
Promissory Note
       12% annual interest
       term:  89 days                        --         225,000              --         225,000
Promissory Note
       12% annual interest
       term:  62 days                        --              --         275,000         275,000
                                   ------------    ------------    ------------    ------------

Total Notes at Face Value               300,000         225,000         275,000         800,000
       Less: principal payments
              converted by stock             --        (225,000)        (50,000)       (275,000)
       Less: Discount due to
              related financing
              costs                    (225,000)             --         (17,432)       (242,432)
                                   ------------    ------------    ------------    ------------

Total Current Debt                 $     75,000    $         --    $    207,568    $    282,568
                                   ============    ============    ============    ============

As of November 30, 2004, the Company had accrued unpaid interest on the above transactions of $2,188.

In January 2005, the Company received $250,000 (Loan 4) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The Company incurred related fees and expenses of $23,750, which will be amortized as financing expense over the duration of the note and received $226,250 in cash. Cornell Capital also converted 2,873,065 shares of common stock in payment of $150,000 of principal for the aforementioned note.

The following is a summary of the outstanding debt conversion transactions under the agreements with Cornell Capital subsequent to November 30, 2004:

                                      Loan 1         Loan 3          Loan 4
                                   ------------   ------------    ------------
Value of notes at
      November 30, 2004            $     75,000   $    207,568    $         --
Promissory note
       12% annual interest
       term:  82 days                        --             --         250,000
       Add:  additional interest
           expense of the stock
           conversion                        --         27,896              --
       Less: principal payments
           converted by stock
           December 1,2004  to
           March 10, 2005                    --       (235,464)       (150,000)
                                   ------------   ------------    ------------
Balance of notes subsequent
           March 10, 2005          $     75,000   $         --    $    100,000
                                   ============   ============    ============
Interest expense related to
          stock conversion
          through March 10, 2005   $     12,500   $     22,847    $      7,854
                                   ============   ============    ============

Number of shares issued upon
       subsequent conversion of
       above notes prior to
       March 10, 2005                 2,403,846      4,961,842       2,873,065
                                   ============   ============    ============

NOTE 7 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.
In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast") to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the year ended November 30, 2004, 100,000 shares of common stock were issued and CEOcast agreed to cancel the agreement with no penalties and also to agree to cancel the amounts owed to CEOcast by the Company

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement.


RM Communications
In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The Company will also pay additional costs incurred by RMC in performance of the contract.

In April 2004, the Company executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC.

Consulting Contracts
In September 2003, the Company entered into two, four-year agreements with consultants to provide administrative, shareholder inquiry and press dissemination services to AmeriChip. Each contract provides for 750,000 shares of common stock to be issued to the consultants. Common stock of 1,500,000 shares was issued in 2003 for these contracts.

In September 2003, the Company entered into a one-year agreement with a consultant to provide consulting services to AmeriChip to develop overseas markets for 1,500,000 shares of common stock. Those shares were issued in 2003.


NOTE 8 - LONG -TERM DEBT

In August 2004, the Company through its wholly owned subsidiary, AmeriChip Tool & Abrasives LLC, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter "NASCO"), a Michigan corporation. NASCO is considered to be a related party because its president is also the president of the AmeriChip International Inc.

Assets acquired included inventory, equipment, and intangible assets. The transaction was funded by the Company's execution of a $250,000 promissory note and a UCC-1 security interest in the assets acquired. In recording the transaction, the Company assigned fair values to the equipment and inventory, and no additional value to intangible assets acquired. The purchase was recorded as follows:

      Furniture and fixtures    $  6,000
      Machinery and equipment     14,000
      Inventory                  230,000
                                --------
      Total purchase price      $250,000
                                ========
Terms of the promissory note include 3.5% interest per annum. Payment of the note includes payment of interest only of $729.17 for the first six months and monthly payments thereafter of $2,417. Payments are due on this note as follows for the next five years:

                                            2005   $   23,940
                                            2006   $   29,004
                                            2007   $   29,004
                                            2008   $   29,004
                                            2009   $   29,004

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of $2,250 has been charged to expense as of November 30, 2004.

The balance of the note at November 30, 2004 was as follows:

            Related party note      $    250,000
            Less: Current portion        (23,940)
                                    ------------
            Long-term portion       $    226,060
                                    ============


NOTE 9 - TECHNOLOGY RIGHTS AND PATENTS

In the year ended November 30, 2003, the Company acquired rights to patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology ("LACC") which can be used in manufacturing.

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

                                          November 30,      November 30,
                                              2004              2003
                                         --------------    --------------
      Technology licenses and patents    $       42,069    $       42,069
         Less accumulated amortization          (17,353)          (13,146)
                                         --------------    --------------
                                         $       24,716    $       28,923
                                         ==============    ==============

Amortization expense for the technology licenses and patents was $4,207 and $4,507, during the years ended November 30, 2004 and 2003, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from shareholders totaling $166,407 and $89,338 as of November 30, 2004 and 2003, respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

The Company has recorded $660,000 and $300,000, respectively, for the years ended November 30, 2004 and 2003 regarding the licensing agreement with shareholders. See Note 12.

NOTE 11 - CORRECTION OF AN ERROR

The accompanying consolidated financial statements for 2003 have been restated to correct information concerning accrued interest. The effect of the restatement was to increase accrued interest by $110,000, increase interest expense by $110,000 and increase net loss by $110,000. Accumulated deficit was increased by $110,000. This correction represents the accrual of interest on the licensing agreement. See Note 11.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of November 30, 2004, 9,053,141 common shares have been distributed to Cornell Capital in accordance with these agreements and another 10,238,753 common shares prior to March 10, 2005.

Operating Lease
During the year ended November 30, 2004, the Company entered into an operating lease for a vehicle and paid a refundable security deposit of $1,200 and lease payments of $3,549. The remaining lease payments for this contract are as follows:

                              2005   $   14,196
                              2006   $   14,196
                              2007   $   14,196
                              2008   $   10,647


Rental Agreement
During the year ended November 30, 2004, the Company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five years and payments of $2,000 per month on a gradually increasing scale. The remaining lease payments for this contract are as follows:

                              2005   $     18,000
                              2006   $     24,300
                              2007   $     25,500
                              2008   $     26,700
                              2009   $     27,900

Pending Purchase Agreement
During the year ended November 30, 2004, the Company placed a deposit of $50,000 on the purchase of a robotic arm that works in tandem with the Company's laser technology. This purchase will allow the Company to implement the patented LACC process. The Company has a balance on the purchase of $179,845.

GSI Lumonics
GSI Lumonics is a leading provider of laser equipment.
GSI Lumonics is the exclusive supplier of laser equipment to the Company. This is being done, in part, as a result of GSI's participation and support of the Company during the research and development stage.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 9) with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at November 30, 2004 was $660,000 and is included in the related party payable. The accrued interest on the principal is $275,000 and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $20,500. The Company recognized monthly expenses totaling $360,000 under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.

NOTE 13 - SUBSEQUENT EVENTS

American Production Machining, LLC
On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003, although the deadline was subsequently extended to January 24, 2004. The Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. APM continues to operate under bankruptcy protection during this period.

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. As of the report date of these financial statements, this acquisition has not been completed. The Company intends to continue pursuing this acquisition.

Cornell Capital Partners LP
Subsequent to November 30, 2004, the Company had additional transactions with Cornell Capital which are more fully described in Note 6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


      None.


ITEM 8A. CONTROLS AND PROCEDURES


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


ITEM 8B. OTHER INFORMATION

No reports on Form 8-K were filed in the forth quarter ended November 30, 2004.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officer as of November 30, 2004 are as follows:


            Name               Age       Position
            ----               ---       --------
            Marc Walther       49        Chief Executive Officer and Director
                                         Director, Vice President Research &
            Edward Rutkowski   40        Development
            Russ Weldon        74        Director

The following is a brief description of the background of our directors and executive officers.

Background Information

Marc Walther. Mr. Walther is our Chief Executive Officer and a Director since May, 2003. Since May 2003, Mr. Walther has served our Company in several capacities, most recently as its Chief Executive Officer and a director. Prior to joining our Company, Mr. Walther was an original founder in AmeriChip Ventures, Inc. and AmeriChip, Inc. In 2001, Mr. Walther purchased Canadian Grinding Wheel Company and the Wright Abrasive Company located in Hamilton Ontario Canada. Since 1999 Mr. Walther has also been the owner and President of National Abrasive Systems Company) a manufacturer and distributor of various abrasive products throughout the north eastern United States. Mr. Walther is still affiliated with that company, which he acquired in 1999.

Edward Rutkowski. Mr. Rutkowski is a member of our Board of Directors and has been serving in that capacity since May 2003. Mr. Rutkowski has also served the Company in a variety of capacities since May 2003, most recently as Vice President Operations / Research & Development and President of AmeriChip Tool and Abrasives. Prior to joining the Company, Mr. Rutkowski founded Americhip, Inc. and Americhip Ventures in January 2001. Between 1993 and January 2001, Mr. Rutkowski had been employed in various capacities involving product engineering, technical support, distribution and marketing of products within the automotive industry, most recently as a distribution account specialist for Komet of America and prior to working with Komet, Mr. Rutkowski worked as a Supplier Product Engineer for EWIE Company of Romeo, MI. In 1993, Mr. Rutkowski developed and was issued the patent for the AmeriChip laser chip control process which is currently held by Americhip.

Russ Weldon. Mr. Weldon is a member of our Board of Directors and has been serving in that capacity since July, 2004. Mr. Weldon has spent over 40 years in the automotive industry in a career that has spanned all aspects of the industry. Mr. Weldon currently provides consulting services to companies engaged in all areas of the Company's target markets. Prior to earning a mechanical engineering degree at the University of Washington, Mr. Weldon apprenticed as a tool and die maker. Mr. Weldon's professional experiences have included work with companies including Distel Tools and Machining, Detroit, MI; ITT, Higgby, Detroit, MI; Allied Products of Chicago, IL and Saturn, Springhill, TN. For the past five years (5) Mr. Weldon has been a commissioned salesman and consultant to Distel Tools and Machining of Detroit, MI.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 2003, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

Audit Committee

The principal functions of the Audit Committee is to recommend the annual appointment of the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any the Company's internal control procedures. Our audit committee consists of Mr. Peter Wanner, a certified public accountant and Mr. Russ Weldon. The Board of Directors believes that the Audit Committee, are capable of concluding that the Company's disclosure controls and procedures were effective for purposes of the Securities Exchange Act of 1934 filings with the Securities and Exchange Commission.


Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

    To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended November 30, 2004, 2003 and 2002, paid to our most highly compensated executive officers.

                           Summary Compensation Table

                                                        Annual Compensation                         Long Term Compensation
                                                -----------------------------------     --------------------------------------------
                                                                                          Awards
                                                                                          ------
                                                                                        Restricted       Securities
                                                                                           Stock          Underlying     All Other
Name and Principal Position                      Year      Salary           Bonus         Award(s)         Options      Compensation
---------------------------                      ----      ------           -----         --------         -------      ------------
David Howard(1)                                  2004   $          0             --             --             --             --
Former Chairman of the Board of                  2003   $          0             --             --             --             --
Directors and former Officer                     2002   $          0             --             --             --             --

Marc Walther                                     2004   $          0             --             --             --             --
Chief Executive Officer, President and           2003   $          0             --             --             --             --
member of the Board of Directors                 2002   $          0             --             --             --             --

Ed Rutkowski                                     2004   $          0             --             --             --             --
Director, Vice President of Research             2003   $          0             --             --             --             --
  and
Development, Chief Operating Officer             2002   $          0             --             --             --             --

John Taylor                                      2004   $          0             --             --             --             --
Former President and Chief                       2003   $          0             --             --             --             --
Executive Officer                                2002   $     12,000             --             --             --             --

-------------------------

(1) David Howard retired and was replaced as a director by Russ Weldon on July 19, 2004.

           Aggregated Option Exercises in Last Fiscal Year And Fiscal
                             Year-End Option Values

The Company has not issued any stock options to any of the executive officers listed in the Summary Compensation Table above.

Compensation of Directors

We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director.
Employment Agreements

      On October 22, 2003, the Board of Directors approved the AmeriChip International Inc. 2003 Nonqualified Stock Option Plan under which employees, officers, directors and consultants are eligible to receive grants of stock options. AmeriChip has reserved a total of 20,000,000 shares of common stock under the 2003 Nonqualified Stock Option Plan. It is presently administered by the Board of Directors. Subject to the provisions of the 2003 Nonqualified Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.

Change in Control

      There are no arrangements which would result in payments to any officers or directors in the event of a change-in-control of AmeriChip.

Indemnification

      Our Articles of Incorporation and Bylaws provide that we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of November 30, 2004. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of November 30, 2004, we had 128,757,225 shares of common stock outstanding.

                                                      Shares
                                                    Beneficially     Percent
Name and Address                    Title of Class   Owned (1)     of Class(1)
----------------                    --------------   ---------     -----------

David Howard(2)
9282 General Drive
Plymouth, MI 48170                     Common        20,000,000       15.5%
Marc Walther
9282 General Drive
Plymouth, MI 48170                     Common        20,000,000       15.5%
Edward Rutkowski
9282 General Drive
Plymouth, MI 48170                     Common        20,000,000       15.5%
Officers and Directors as a Group
(3 Persons)                            Common        60,000,000       46.5%

-----------------------


*     Less than 1%.


(1) Applicable percentage of ownership is based on 128,757,225 shares of common stock outstanding as of November 30, 2004, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of November 30, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2) David Howard retired and was replaced as a director by Russ Weldon on July 19, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003, were consummated pursuant to which we, AVI and AVI shareholders agreed to effect a reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of AVI's common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, the former Chairman of the Board of Directors, Marc Walther, our President and Chief Executive Officer, and Ed Rutkowski, one of our directors. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

      On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed hereinafter, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following:

      Messrs Howard, Walther and Rutkowski, each shall receive US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The Company may repay any or all of this amount without penalty. Messrs Howard, Walther and Rutkowski have agreed to a suspension in payments until we begin generating revenues from operations; however, the amounts owed will continue to accrue.

      The Company has a related party payable for advances from shareholders totaling $166,407 and $89,338 as of November 30, 2004 and 2003, respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

      Mr. Walther is the President of National Abrasives System, Co. He is also the President/ CEO and Director of our Company. In the transaction with National Abrasives System, Co., Mr. Walther received a note from the Company for $250,000. During the Company's Board of Directors meeting held to approve the purchase of National Abrasives System, Co., Mr. Walther abstained from voting.

      In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 9) with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at November 30, 2004 was $660,000 and is included in the related party payable. The accrued interest on the principal is $275,000 and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $20,500. The Company recognized monthly expenses totaling $360,000 under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.

      We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.


ITEM 13. EXHIBITS

3.1   Company's Amended and Restated Articles of Incorporation (1)

3.2   Company's Revised Amended and Restated Bylaws (1)

14.1  Code of Business Conduct (2)

10.1 Patent Licensing Agreement, dated January 21, 2003, by and between Amerchip, Inc. and Americhip Ventures (2)

10.2 Shareholder Agreement, dated February 24, 2003, by and among David Howard, Edward Rutkowski and Marc Walther. (2)

10.3 Agreement, dated October 22, 2003, by and between RM Communications and Amerchip, Inc. (2)

10.4 Agreement, dated April 1, 2004, by and between RM Communications and Amerchip, Inc. (2)

10.5 Purchase and Sele of Business Assets Agreement, dated August 1, 2004, between National Abrasive Systems, Co. and Amerchip Tool and Abrasives, LLC (2)

10.6 Promissory Note issued on August 1, 2004 by Amerchip Tool and Abrasives, LLC to National Abrasive Systems, Co. (2)

10.7 Security Agreement, dated on August 1, 2004 between Amerchip Tool and Abrasives, LLC to National Abrasive Systems, Co. (2)

10.8 Promissory Note issued on August 2, 2004 by Amerchip, Inc. to Cornell Capital (2)

10.9 Promissory Note issued on September 30, 2004 by Amerchip, Inc. to Cornell Capital (2)

10.10 Promissory Note issued on January 10, 2004 by Amerchip, Inc. to Cornell Capital (2)

23.1  Consent of Independent Auditors (2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed on December 4, 2001.

(2)   Filed herewith.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

   Williams & Webster, P.S. ("Williams & Webster") billed us in the aggregate amount of $68,181 and $17,207 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended November 30, 2004 and November 30, 2003, respectively, and review of our SB2 registration statement.

AUDIT-RELATED FEES

      Williams & Webster did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended November 30, 2004 and November 30, 2003, respectively.

TAX FEES

       Williams & Webster did not bill us for, nor were perform professional services rendered for tax related services for the fiscal years ended November 30, 2004 and November 30, 2003, respectively

ALL OTHER FEES

Williams & Webster did not bill us for, nor were perform professional services rendered during the last two fiscal years, other than as reported above.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      AmeriChip International Inc.



By:   Marc Walther
      President, Chief Executive Officer,  Principal
      Accounting Officer, Chairman
      of the Board of Directors
      March 15, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Marc Walther
-------------------------
Marc Walther
President, Chief Executive Officer,  Principal
Accounting Officer, Chairman
of the Board of Directors
March 15, 2005

/s/ Edward Rutkowski
-------------------------
Edward Rutkowski
Director
March 15, 2005

/s/ Russ Weldon
-------------------------
Russ Weldon
Director
March 15, 2005