Form 10QSB
period 2005-02-28
AMERICHIP INTERNATIONAL INC
filed 2005-04-19
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDING FEBRUARY 28, 2005

                          AMERICHIP INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

      Nevada                             000-33127               98-0339467
(State or other jurisdiction of    (Commission File Number)   (I.R.S. Employer
 incorporation or organization)                               Identification)

9282 General Drive, Suite 100, Plymouth, MI                          48170-4607
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

         Registrant's telephone number, including area code: (734) 207-0338

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

As of April 19, 2005,138,547,922 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          AMERICHIP INTERNATIONAL INC.
                                   FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at February 28, 2005 and November 30, 2004

Condensed statements of operations for the Three Months ended February 28, 2005 and 2004

Condensed statements of cash flows for the Three Months ended February 28, 2005 and 2004

Notes to condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.    Controls and Procedures

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                   --------------------------------
                                                                    February 28,      February 29,
                                                                        2005              2004
                                                                    (unaudited)        (unaudited)
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $  (549,669)   $  (694,892)
    Allocation to minority interest                                           --             --
                                                                     -----------    -----------
                                                                        (549,669)      (694,892)

    Depreciation and amortization                                          4,646          1,126
    Amortization of discount on convertible debt                         174,248             --
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Common stock issued for consulting and services                         --        463,333
      Common stock issued for interest on convertible debt                10,464             --
      Warrants issued for services                                        19,524             --
      Decrease in accounts receivable                                     12,827             --
      Decrease in prepaids                                                 2,155             --
      Increase in inventory                                               (3,630)            --
      Increase (decrease) in accounts payable and accrued expenses       (28,274)        63,707
      Increase in related party payables                                  38,668         85,963
      Increase (decrease) in accrued interest - related party             43,252         (8,000)
                                                                     -----------    -----------
    Net cash used in operating activities                               (275,789)       (88,763)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments of deposit in acquisitions                               (100,000)       (20,000)
                                                                     -----------    -----------
    Net cash used in investing activities                               (100,000)       (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debt and notes                         226,250             --
    Common stock issued for cash                                           5,250        108,782
                                                                     -----------    -----------
    Net cash provided in financing activities                            231,500        108,782

                                                                     -----------    -----------
Net increase (decrease)  in cash                                        (144,289)            19

Cash, beginning of period                                                180,690             --
                                                                     -----------    -----------

Cash, end of period                                                  $    36,401    $        19
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                  $        --    $        --
                                                                     ===========    ===========
      Income tax paid                                                $        --    $        --
                                                                     ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting and services                         $        --    $   463,333
    Stock issued for accounts payable                                $        --    $   524,667
    Stock issued for technology rights and patents                   $        --    $        --
    Stock issued repayment of convertible debt                       $   400,000    $        --
    Warrants issued for services                                     $    19,524    $        --

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                              Three Months Ended
                                      ------------------------------------
                                         February 28,       February 29,
                                            2005               2004
                                         (unaudited)        (unaudited)
                                         -------------    -------------

REVENUES                                 $      33,490    $          --

COST OF SALES                                   17,262               --
                                         -------------    -------------

GROSS PROFIT                                    16,228               --
                                         -------------    -------------

EXPENSES
      Administrative services                  162,193              942
      Legal and accounting                      40,334           22,707
      Depreciation and amortization              4,646            1,126
      Consulting services                       10,598          565,033
      License expense                           90,000           90,000
      Office expense                             8,134           10,584
                                         -------------    -------------
          TOTAL OPERATING EXPENSES             315,905          690,392
                                         -------------    -------------

LOSS FROM OPERATIONS                          (299,677)        (690,392)

OTHER INCOME (EXPENSE)
      Financing expense                       (174,248)              --
      Interest expense                         (75,744)          (4,500)
                                         -------------    -------------
          TOTAL OTHER INCOME (EXPENSE)        (249,992)          (4,500)
                                         -------------    -------------

LOSS BEFORE TAXES                             (549,669)        (694,892)

INCOME TAXES                                        --               --
                                         -------------    -------------

NET LOSS                                 $    (549,669)   $    (694,892)
                                         =============    =============

      BASIC AND DILUTED NET LOSS
           PER COMMON SHARE              $         nil    $       (0.01)
                                         =============    =============

      BASIC AND DILUTED
      WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING      134,957,186       87,450,000
                                         =============    =============

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                      Common Stock         Additional   Discount on  Deficit During     Total
                                                --------------------------  Paid-in      Common        Development    Stockholders'
                                                   Shares        Amount     Capital      Stock           Stage      Equity (Deficit)
                                                 -----------   ----------- -----------   -----------   -----------    -----------
Balance, November 30, 2003 (restated)             85,370,000   $    85,370 $   831,650   $   (46,365) $ (1,945,898)    (1,075,243)

Common stock issued for consulting services
   and payables at an average of $0.14 per share   6,900,000         6,900     981,100            --            --        988,000

Common stock issued in private placement
   for cash at $0.05 per share                     2,900,000         2,900     142,100            --            --        145,000

Common stock issued for debt offering costs
   for convertible debt at $0.067 per share
   (restated)                                      3,134,329         3,134     206,866            --            --        210,000

Common stock and warrants issued for
   services at an average of $0.08 per share       6,165,500         6,166     446,419            --            --        452,585

Common stock and warrants issued for
   consulting services at an average
   of $0.07 per share                             14,834,285        14,834   1,026,666            --            --      1,041,500

Common stock issued for non-competition
   agreement at an average of $0.06 per share        150,000           150       8,850            --            --          9,000

Common stock issued for services
   at an average of $0.07 per share                  250,000           250      17,250            --            --         17,500

Common stock issued for debt and interest
    expense at an average of $0.033 per
    share (restated)                               9,053,141         9,053     269,848            --            --        278,901

Beneficial conversion features for $800,000
   of convertible debts (restated)                        --            --     332,000            --            --        332,000

Warrants issued for consulting services                   --            --      10,500            --            --         10,500

Adjustment to discount approved by directors              --            --     (46,365)       46,365            --             --

Net loss for the year ended
   November 30, 2004                                      --            --          --            --    (3,425,677)    (3,425,677)
                                                 -----------   ----------- -----------   -----------   -----------    -----------

Balance, November 30, 2004 (restated)            128,757,255       128,757   4,226,884            --    (5,371,575)    (1,015,934)

Common stock issued for the exercise of
   warrants for cash at $0.035 per share             150,000           150       5,100            --            --          5,250

Common stock issued for debt and interest
   expense at an average of $0.02 per share        9,640,667         9,640     400,824       410,464

Warrants reissued for services                            --            --      19,524            --            --         19,524

Beneficial conversion feature for $250,000
   of convertible debt                                    --            --      62,500            --            --         62,500

Net loss for the three months ended
   February 28, 2005 (unaudited)                          --            --          --            --      (549,669)      (549,669)
                                                 -----------   ----------- -----------   -----------   -----------    -----------

Balance, February 28, 2005 (unaudited)           138,547,922   $   138,547 $ 4,714,832   $        --   $(5,921,244)   $(1,067,865)
                                                 ===========   =========== ===========   ===========   ===========    ===========

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                    --------------------------
                                                                    February 28,  February 29,
                                                                        2005          2004
                                                                    (unaudited)    (unaudited)
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(549,669)   $(694,892)
    Allocation to minority interest                                         --           --
                                                                     ---------    ---------
                                                                     ---------    ---------
                                                                      (549,669)    (694,892)

    Depreciation and amortization                                        4,646        1,126
    Amortization of discount on convertible debt                       174,248           --
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Common stock issued for consulting and services                       --      463,333
      Common stock issued for interest on convertible debt              10,464           --
      Warrants issued for services                                      19,524           --
      Decrease in accounts receivable                                   12,827           --
      Decrease in prepaids                                               2,155           --
      Increase in inventory                                             (3,630)          --
      Increase (decrease) in accounts payable and accrued expenses     (28,274)      63,707
      Increase in related party payables                                38,668       85,963
      Increase (decrease) in accrued interest - related party           43,252       (8,000)
                                                                     ---------    ---------
                                                                     ---------    ---------
    Net cash used in operating activities                             (275,789)     (88,763)
                                                                     ---------    ---------
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments of deposit in acquisitions                             (100,000)     (20,000)
                                                                     ---------    ---------
                                                                     ---------    ---------
    Net cash used in investing activities                             (100,000)     (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debt and notes                       226,250           --
    Common stock issued for cash                                         5,250      108,782
                                                                     ---------    ---------
                                                                     ---------    ---------
    Net cash provided in financing activities                          231,500      108,782

                                                                     ---------    ---------
                                                                     ---------    ---------
Net increase (decrease)  in cash                                      (144,289)          19

Cash, beginning of period                                              180,690           --
                                                                     ---------    ---------
                                                                     ---------    ---------

Cash, end of period                                                  $  36,401    $      19
                                                                     =========    =========
                                                                     =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                  $      --    $      --
                                                                     =========    =========
                                                                     =========    =========
      Income tax paid                                                $      --    $      --
                                                                     =========    =========
                                                                     =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting and services                         $      --    $ 463,333
    Stock issued for accounts payable                                $      --    $ 524,667
    Stock issued for technology rights and patents                   $      --    $      --
    Stock issued repayment of convertible debt                       $ 400,000    $      --
    Warrants issued for services                                     $  19,524    $      --

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------
 NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On September 10, 2004, the Company established AmeriChip International Holdings, LLC, a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. This transaction has not occurred as of the date of this report. Accordingly, AmeriChip International Holdings, LLC is at present a non-operating entity. (See Note 12.)

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. For the three months ended February 28, 2005, the Company had estimated that no allowance for doubtful accounts was necessary, as the receivables are all expected to be collected. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for doubtful accounts will be established.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains the majority of its cash in one commercial account at a major financial institution. The financial institution is considered creditworthy and has not experienced any losses on its deposits. At February 28, 2005, the company's cash balance did not exceed Federal Deposit Insurance Corporation (FDIC) limits.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. Cost of sales totaled $17,262 for the three months ended February 28, 2005.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

At February 28, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at February 28, 2005 and 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive. These common stock equivalents were primarily from convertible debt of $375,000 and $0 respectively and outstanding warrants of $106,750 and $54,000 respectively..

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include trade accounts receivable and payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2005 and 2004 respectively.

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of February 28, 2005, the inventory of our subsidiary AmeriChip Tool and Abrasives, LLC totaled $233,630.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. Subsidiaries of the Company are listed in Note 1.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, and accumulated depreciation thereto:

                                                 February 28, 2005
                                                --------------------
        Furniture and fixtures                             $ 10,439
        Plant assets                                         14,000
                                                --------------------
        Total assets                                         24,439
        Less accumulated depreciation                      ( 2,960)
                                                --------------------
                                                            $21,479
                                                ====================

The Company recognized $1,344 in depreciation expense for the three months ended February 28, 2005. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

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

At February 28, 2005 and 2004, the Company had net deferred tax asset of approximately $1,884,000 and $842,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was present at February 28, 2005 and 2004.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

The significant components of the deferred tax asset at February 28, 2005 and 2004 were as follows:

                                          February 28,   February 28,
                                             2005           2004
                                         -----------    -----------

Net operating loss carryforward          $ 5,541,000    $ 2,477,000
                                         ===========    ===========

Warrants issued:                         $   106,750    $    54,000
                                         ===========    ===========

Deferred tax asset                       $ 1,884,000    $   842,000
                                         ===========    ===========
Deferred tax asset valuation allowance   $(1,884,000)   $  (842,000)
                                         ===========    ===========

At February 28, 2005 and 2004, the Company has net operating loss carryforwards of approximately $5,541,000 and $2,477,000, respectively, which expires in the years 2021 through 2024. The Company recognized approximately $106,750 and $54,000 of losses from issuance of warrants for services during the three months ended February 28, 2005 and 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from February 28, 2005 to 2004 was $1,042,000.

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


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At February 28, 2005, the Company had an accumulated deficit of $5,921,244. For the three months ended February 28, 2005, the Company sustained a net loss of $549,699. In addition, the Company has negative working capital and very limited revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flows to meet its obligations on a timely basis. The Company's management is currently putting sales and acquisition strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

The following is a summary of stock option activity:

                                                              Number of      Weighted
                                                               Shares        Average
                                                                Under        Exercise
                                                               Options         Price
                                                             -----------    -----------
Outstanding October 22, 2003
   Granted                                                     5,350,000    $      0.15

   Exercised, forfeited or expired                            (5,350,000)         (0.15)
                                                             -----------    -----------
Outstanding, November 30, 2003                                        --             --
   Granted                                                    14,650,000           0.11
  Exercised, forfeited or expired                            (14,650,000)   $     (0.11)
                                                             -----------    -----------
Outstanding, February 28, 2005                                        --             --
                                                             ===========    ===========
Weighted  average fair value of options granted during the   $       nil
  year ended November 30, 2003
                                                             ===========

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

During the three months ended February 28, 2005, all outstanding stock warrants were cancelled and new warrants were issued to acquire 3,200,000 shares of common stock at an exercisable price of $0.035. Also during the three months ended February 28, 2005, warrants were exercised for 150,000 shares of common stock at an exercise price of $0.035 per share. In this regard, the Company received funds in the amount of $5,250 for the exercise of these shares.

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

Summarized information about stock warrants outstanding and exercisable at November 30, 2004 and 2003 are as follows:

                                       Number      Weighted Average Average exercise
                                     of warrants    Remaining Life        price
                                       ----------      ----------      ----------
Warrants issued in 2003                   300,000            2.00      $     0.40
                                       ==========      ==========      ==========

Warrants issued in 2004                   750,000            2.59      $     0.25
                                       11,871,428            2.50      $     0.08
                                       ----------      ----------      ----------
Total warrants in 2004                 12,621,428            2.50      $     0.09
                                       ==========      ==========      ==========
Total unexercised warrants             12,921,428            2.50      $     0.09
                                       ==========      ==========      ==========


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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

During the three months ended February 28, 2005, the Company issued 150,000 shares of common stock related to the exercise of stock warrants. Additionally, during the three months ended February 28, 2005, the Company issued 2,403,846 shares of common stock related to the conversion of certain convertible debentures previously issued by the Company in the amount of $50,000. Cornell capital partners converted 7,236,821 shares of common stock which was previously held in escrow, in order to reduce convertible debentures held by Cornell, in the amount of $350,000 during this same three month period.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter "Cornell Capital") in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of February 28, 2005, the Company has received a total of $1,050,000 under these agreements. The Company also issued 3,134,329 shares of common stock valued at $207,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the three months ended February 28, 2005 was $52,500.

In May 2004, the Company received $300,000 (Loan 1) in cash upon execution of a convertible debenture in favor of Cornell Capital. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture agreement also enables the Company to redeem unpaid principal by payment of 120% of the amount redeemed and the distribution of common stock warrants to the holder. In connection with the debenture, the Company incurred loan fees and expenses of $300,000, which are being amortized as a financing expense over a period of three years. During the three months ended February 28, 2005, the Company recorded $68,750 of financing expense.

In August, 2004, the Company received $225,000 (Loan 2) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The Company incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in repayment of the aforementioned note principal and related interest of $15,780.

In November 2004, the Company received $275,000 (Loan 3) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The Company incurred related fees and expenses of $25,625, which were amortized as financing costs. Amortization for the three months ended February 28, 2005 was $17,432. During the year ended November 30, 2004, Cornell Capital converted 3,243,210 shares of common stock in payment of $50,000 of principal and $2,595 related interest for the aforementioned note. During the Three months ended February 28, 2005, Cornell Capital converted the remaining unpaid principal of $225,000 as of November 30, 2004 into 4,895,151 shares of common stock in repayment of the note principal.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

On January 12, 2005, the Company received $250,000 (Loan 4) in cash upon execution of a short-term promissory note in favor of Cornell Capital. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The Company incurred related fees and expenses of $23,750, which is being amortized as financing expense over the duration of the note. Amortization for the three months ended February 28, 2005 was $14,192. Cornell Capital converted 4,745,566 shares of common stock in payment of $125,000 of principal on the aforementioned note.

The following is a summary of debt transactions with Cornell Capital during the year ended November 30, 2004:

                                        Loan 1          Loan 3          Loan 4          Total
                                      ---------       ---------       ---------       ---------
Convertible Debenture
       5% annual interest
       term:  3 years                 $ 300,000       $      --       $      --       $ 300,000
Promissory Note
       12% annual interest
       term:  62 days                        --         275,000              --         275,000
Promissory Note
       12% annual interest
       term:  82 days                        --              --         250,000         250,000
                                      ---------       ---------       ---------       ---------

Total Notes at Face Value               300,000         275,000         250,000         825,000
       Less: principal payments
              converted by stock        (50,000)       (275,000)       (125,000)       (450,000)
       Less: Discount due to
              related financing
              costs                    (156,250)             --          (9,558)       (165,808)
                                      ---------       ---------       ---------       ---------

Total Current Debt                    $  93,750       $      --       $ 115,442       $ 209,192
                                      =========       =========       =========       =========

In March, 2005, the Cornell Capital converted 598,086 shares of common stock in payment of $25,000 of principal for the aforementioned note #4.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

The following is a summary of the outstanding debt conversion transactions under the agreements with Cornell Capital subsequent to February 28, 2005:

                                         Loan 1            Loan 3           Loan 4
                                      -----------       -----------      -----------
Value of notes at
      February 28, 2005               $   250,000       $        --      $   125,000

       Less: principal payments
           converted by stock
           March 1, 2005 through
              March 11, 2005              (25,000)               --          (25,000)
                                      -----------       -----------      -----------
Balance of notes subsequent
           March 11, 2005             $   225,000       $        --      $   100,000
                                      ===========       ===========      ===========
Interest expense related to
          stock conversion
          through March 11, 2005      $    12,500       $        --      $     7,854
                                      ===========       ===========      ===========

Number of shares issued upon
       subsequent conversion of
       above notes prior to
       March 11, 2005                     598,086                --          801,282
                                      ===========       ===========      ===========


NOTE 7 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.
In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast") to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the year ended November 30, 2004, 100,000 shares of common stock were issued and CEOcast agreed to cancel the agreement with no penalties and also to agree to cancel the amounts owed to CEOcast by the Company

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock. The Company also agreed to pay $5,000 per month commencing in August 2004. During the three months ended February 28, 2005, the Company did not pay any amounts under this agreement, due to the fact that the services of CEOcast were not required during this period.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

On December 7, 2004, the warrants which were previously issued to RMC were cancelled and warrants to purchase 3,200,000 shares of common stock were issued in their place. These warrants expire three years after their issuance at an exercise price of $.035 per share. Warrants were exercised to acquire 150,000 shares of common stock in February, 2005.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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
                                                                        ========

Terms of the promissory note include 3.5% interest per annum. Payment of the note includes payment of interest only of $729.17 for the first six months and monthly payments thereafter of $2,417. Payments are due on this note as follows for the next five years:

                            2005                  $ 21,753
                            2006                  $ 29,004
                            2007                  $ 29,004
                            2008                  $ 29,004
                            2009                  $ 29,004

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of $2,250 has been charged to expense during the three months ended February 28, 2005.

The balance of the note at November 30, 2004 was as follows:

Related party note                                                    $ 246,619
Less: Current portion                                                   (20,702)
                                                                      ---------
Long-term portion                                                     $ 225,917
                                                                      =========


NOTE 9 - TECHNOLOGY RIGHTS AND PATENTS

In the year ended November 30, 2003, the Company acquired rights to patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology ("LACC") which can be used in manufacturing.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

                                                  February 28,      February 28,
                                                      2005              2004
                                                    --------           --------
Technology licenses and patents                     $ 42,069           $ 42,069
   Less accumulated amortization                     (18,405)           (14,272)
                                                    --------           --------
                                                    $ 23,664           $ 27,797
                                                    ========           ========

Amortization expense for the technology licenses and patents was $1,052 and $1,125, during the three months ended February 28, 2005 and 2004, respectively.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from shareholders totaling $115,074 and $77,301 as of February 28, 2005 and 2004, respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

The Company has recorded $750,000 and $398,000, respectively, for the three months ended February 28, 2005 and 2004 regarding the licensing agreement with shareholders. See Note 11.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of February 28, 2005, 9,640,667 common shares have been distributed to Cornell Capital in accordance with these agreements and another 1,399,368 common shares prior to March 11, 2005.

Operating Lease
During the year ended November 30, 2004, the Company entered into an operating lease for a vehicle and paid a refundable security deposit of $1,200 and lease payments of $3,549. The remaining lease payments for this contract are as follows:

                                   2005      $      10,647
                                   2006      $      14,196
                                   2007      $      14,196
                                   2008      $      10,647

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

Rental Agreement
During the year ended November 30, 2004, the Company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five years and payments of $2,000 per month on a gradually increasing scale. The remaining lease payments for this contract are as follows:
                                    2005      $      13,500
                                    2006      $      24,300
                                    2007      $      25,500
                                    2008      $      26,700
                                    2009      $      27,900

Pending Purchase Agreement
During the year ended November 30, 2004, the Company placed a deposit of $50,000 on the purchase of a robotic arm that works in tandem with the Company's laser technology. This purchase will allow the Company to implement the patented LACC process. The Company has a balance on the purchase of $179,845.

GSI Lumonics
GSI Lumonics is a leading provider of laser equipment. The Company has granted GSI Lumonics the option of being the exclusive supplier of laser equipment to the Company. This is being done, in part, as a result of GSI's participation and support of the Company during the research and development stage.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 9) with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at February 28, 2005 was $750,000 and is included in the related party payable. The accrued interest on the principal is $312,701 and is included in the accrued interest. During the three months ended February 28, 2005, the Company paid no interest due to shareholders related to this agreement. The Company recognized monthly expenses totaling $90,000 under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.


NOTE 12 - SUBSEQUENT EVENTS

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a purchase agreement with KSI. As of the report date of these financial statements, this acquisition has not been completed. The Company intends to continue pursuing this acquisition.

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

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, a Michigan limited liability company ("APM") to acquire certain of its assets, pay APM's outstanding balance to Comerica Bank and, assume $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. Currently, we have secured the financing resources to pursue this acquisition with our agreement with Cornell Capital. In August 2004, we tendered a bid to the United States Bankruptcy Court to pursue our acquisition of APM. On April 13th, 2005, the Company on advice of counsel withdrew its offer to purchase the assets of APM.

      In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol "ACHI".

      Our principal offices are located at 9282 General Drive, Suite 100, Plymouth, MI 48170-4607 USA.

Summary

      As of September 8, 2004, we have two patents covering the technology described below. To support these patents, we have ordered and put a deposit on equipment sufficient to manufacture production and trial orders. The deposit was in the amount of $50,000 and paid to GSI Lumonics, Inc. The total cost of the robot and laser is $229,845. In April 2005, the Company paid the balance owing on the robot and laser and took delivery of the equipment.

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

Alliances

      The Company has the following alliances:

      Meritage Solutions - Meritage Solutions is now known as Automated Concepts. This company delivers integrated systems for automated production lines. Automated Concepts has designed production cells that are lasered between centers.

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

            Seco-Carboloy - Carboloy, a Seco Tools company, is a leader in metalworking technology.

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

      On July 19, 2004, ATA secured the right to represent Seco-Carboloy, in addition to Kinik, Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with: Kinik - Grinding Wheels , Superior Abrasive - abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives), Cumi (Grinding Wheels), and Kinik (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA's customer base. The right to represent is defined by "being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company." The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company's website at www.americhipta.com The Company derives the Company's income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

      On August 3, 2004, ATA announced its purchase of the inventory of the Nasco Brand name of abrasive products. This line of abrasive products has been sold throughout the United States and Canada for many years. The Company believes that the acquisition of this brand and its inventory will allow its subsidiary, AmeriChip Tool and Abrasives, to immediately generate sales by offering a wider breadth of products for all its current and future customers who require abrasive products in their manufacturing processes. Abrasives are typically used in the process after machining. The purchase of this brand name is consistent with the implementation of the Company's business model.

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

      Although our main goal is to acquire automotive parts manufacturers such as APM or KSI, we could apply our process to auto parts such as axle shafts, axle tubes, spindles, and connecting rods, in our own facility.

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

AmeriChip International Holdings, LLC

      On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. This transaction has not occurred as of the date of the Financial Statements in this report. Accordingly, AmeriChip International Holdings, LLC is at present a non-operating entity.

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

      In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. In December 2004 the Company cancelled all outstanding warrants that had been issued to RMC and replaced them with 3,200,000 3-year warrants exercisable at $0.03.

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

As of September 8, 2004, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved. The approved patents are as follows:

      1. "UNITED STATES PATENT RUTKOWSKI" with PTO Patent Number 5,200,593, issued April 6, 1993.

      2. "UNITED STATES PATENT RUTKOWSKI" with PTO Patent Number 5,384,446, issued January 24, 1995.

RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2005
                     TO THREE MONTHS ENDED FEBRUARY 29, 2004

Revenues and Sales. Revenues for the three months ended February 28, 2005 increased from $0. for the three months ended February 29, 2004 to $33,490. Net Sales for the three months ended February 28, 2005 increased from $0. for the three months ended February 29, 2004 to $16,228. The increases were primarily from the sales of product less $17,262 in costs of sales.


Operating expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses decreased from $690,392 for the three months February 29, 2004 to $339,655 for the three months February 28, 2005, a decrease of $350,737. This decrease was primarily due a decrease in consulting expenses offset by an increase in administrative expenses.


Net Loss. Net loss decreased from a net loss of ($649,892) for the three months February 29, 2004 to a net loss of ($450,204) for the three months February 28, 2005, a decrease in net loss of ($199,688), primarily due to the increase in consulting expenses.


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

PLAN OF OPERATION

Upon closing on the acquisition of KSI Machine and Engineering, we will be in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated in 2004. The Company intends to add two more shifts to the operations at KSI Machine and Engineering commencing after the successful acquisition of KSI. The Company believes that the two new shifts will add additional revenues in the first year of operation. A key element to securing KSI Machine and Engineering is their Tier One Status. This status is critical and affords us the opportunity to quote on any jobs emanating from the big three automakers.

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our laser and robotic equipment required in the implementation of the LACC process. We are currently conducting trials for the possible implementation our process for a number of customers. In addition to our laser and robot, we believe that the volume of work anticipated in the first quarter of its fiscal year will require the purchase of an additional robot and laser. KSI Machine and Engineering is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines.

We believe that the patented technology, Laser Assisted Chip Control process ("LACC") for companies engaged in the machining of automobile parts can produce significant revenues for us. While we are optimistic about our initial customer experiences, there can be no assurances that the savings realized will be experience by all customers or that we will achieve significant revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004 had an accumulated deficit of ($5,217,423) and for the quarter ended February 28, 2005, we had an accumulated deficit of $5,834,279. For the year ended November 30, 2004, we sustained a net loss of ($3,271,525) and for the quarter ended February 28, 2005, we had a net loss of $3,438,177. We have secured financing from Cornell Capital, LLC which should enable us to secure working capital for the next 24 months which will enhance our ability to conduct business. These funds will be dedicated to securing commercial space for the proposed production facility, to purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip Control process, and to provide sufficient working capital to commence contemplated activities as well as providing funding to our wholly owned subsidiary, AmeriChip Tool & Abrasives. We may also use capital available from our agreement with Cornell Capital complete the purchase of KSI Machine and Engineering.

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003. We were, at the time, unable to obtain the necessary funding to conclude the transaction. Currently, the Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. The Company withdrew its bid on April 13, 2005 on advice of counsel as a result of deteriorating financial condition of APM.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

  We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended February 28, 2005.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended February 28, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended February 28, 2005.

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

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

On November 29, 2004, we issued a press release to update our shareholders on our bid to purchase certain assets of American Production Machining in connection with its Chapter 11 proceeding.

We announced on December 7, 2004 that we had entered into a letter of intent to acquire KSI Machine & Engineering Inc. ("KSI"), a supplier of large industrial castings and molds for the automotive and aerospace industries. The completion of the transaction is subject to a number of factors, including but not limited to, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. There can be no assurance that the purchase will be consummated as set forth in the letter of intent, which is nonbinding with respect to the terms of the proposed transaction and the obligation to close. Except for the proposed purchase price of $3,200,000, the terms of the transaction have not been disclosed. If completed, the transaction is currently anticipated to close in early 2005.

On December 2, 2004, we issued a press release to announce the appointment of AmeriChip International as a distributor for Osborn International, the world's largest industrial brush maker and a manufacturer of tools for surface finishes.

On December 22, 2004, we announced that we had entered into a definitive Purchase Agreement ("Purchase Agreement") to acquire all of the outstanding capital stock of KSI Machine & Engineering Inc. ("KSI"), a supplier of large industrial castings and molds for the automotive and aerospace industries. The transaction has been approved by our board of directors and the board of directors of KSI. The closing of the transaction is subject to customary closing conditions. At the closing, AmeriChip will pay $3,200,000 of consideration for all of the outstanding shares of capital stock of KSI, consisting in part of $200,000 in cash and a promissory note in the amount of $3,000,000. One of the conditions to closing the Purchase Agreement is the agreement of Mr. Jim Kotsonis to serve as a consultant to AmeriChip. Mr. Kotsonis is the beneficial owner of all of the outstanding capital stock of KSI prior to the sale to AmeriChip. As part of its consulting agreement with Mr. Kotsonis, AmeriChip will issue 500,000 shares of its common stock to Mr. Kotsonis. The securities to be issued to Mr. Kotsonis will not be registered under the Securities Act. The issuance of the securities will be made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. Effective upon the closing of the acquisition, Mr. Kotsonis will be appointed to the Board of Directors of AmeriChip. Except for the transactions described here, Mr. Kotsonis has not had a material interest in any transaction in which AmeriChip has been involved during the last two years.

On January 3, 2005, we announced the appointment of Richard Zyla as our Vice President of Process Improvement which will be effective upon the closing of our acquisition of KSI Machine & Engineering Inc. ("KSI"), a supplier of large industrial castings and molds for the automotive and aerospace industries. We announced the proposed acquisition of KSI on December 22, 2004.

On January 12, 2005, our President and Chief Executive Officer, Marc Walther, issued a letter to our stockholders updating the stockholders on the current status of the Company.

On April 7, 2005, we issued a press release to announce that we have made the final payment to GSI Lumonics for a GSI Lumonics Production Laser, which will facilitate the implementation of our LACC technology once we begin receiving and processing orders to implement our technology. We expect delivery of the main laser unit by the end of the month.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 19, 2005                 By: /s/ Marc Walther
                                          --------------------------------------
                                          Marc Walther, President, CEO, Director
                                          and Authorized
                                          Signatory

                                          By:   /s/ Marc Walther
                                          --------------------------------------
                                          Marc Walther, Principal Financial and
                                          Accounting Officer