Form 10KSB/A
period 2004-11-30
AMERICHIP INTERNATIONAL INC
filed 2005-06-14
CIK 1132487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                  Amendment One


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 2004
                        COMMISSION FILE NUMBER 000-33127

                                    ---------

                          AMERICHIP INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

            Nevada                            35701                            98-0339467
  (State or jurisdiction of        (Primary Standard Industrial     (I.R.S. Employer Identification
incorporation or organization)      Classification Code Number)                   No.)

                          -----------------------------

9282 GENERAL DRIVE, SUITE 100, PLYMOUTH, MI                             48170
-------------------------------------------                             -----
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $37,964.


State the aggregate market value of the voting stock held by non-affiliates of the registrant on June 13, 2005, computed by reference to the price at which the stock was sold on that date: $2,277,889.


APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      150,691,828 shares of Common Stock, $.001 par value, as of June 14, 2005.


DOCUMENTS INCORPORATED BY REFERENCE

      None

Transitional Small Business Disclosure Format (check one)

      Yes |_| No |X|

                          AMERICHIP INTERNATIONAL, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended November 30, 2004

                                TABLE OF CONTENTS

                                                                                    PAGE

                                     PART I
Item 1.       Description of the Business.......................................       1
Item 2.       Description of the Property.......................................      11
Item 3.       Legal Proceedings.................................................      11
Item 4.       Submission of Matters to Vote of Security Holders.................      12

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..........      13
Item 6.       Management's Discussion and Analysis..............................      14
Item 7.       Financial Statements..............................................      18
Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................      18
Item 8A.      Controls and Procedures...........................................      18
Item 8B.      Other Information.................................................      18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.................      19
Item 10.      Executive Compensation............................................      21
Item 11.      Security Ownership of Certain Beneficial Owners and Management....      23
Item 12.      Certain Relationships and Related Transactions....................      24
Item 13.      Exhibits .........................................................      26
Item 14.      Principal Accountant Fees and Services ...........................      28

Signatures......................................................................      28

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

KSI Machine & Engineering Inc.


      On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a stock purchase agreement with KSI, the closing of such transaction being subject to a number of factors as described below. As of the report date of these financial statements, this acquisition has not been completed. The Company intends to complete this transaction.

      The completion of the transaction is subject to a number of factors, including but not limited to, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. There can be no assurance that the purchase will be consummated. The material terms of the agreement are as follows: The stock purchase will be for an aggregate consideration of $3.2 million in the form of a promissory note. The promissory note for Jim Kotsonis will be paid from net profits at 1-1/2 over prime. The payments will start until 60 days after closing. A $200K down payment will be paid at closing leaving a balance on the not of $3M. $150K has been deposited already. Jim Kotsonis will take a position behind SNK Machine USA.

The Company agreed under a separate agreement with Mr. Jim Kotsonis, owner of KSI to issue 500,000 restricted shares of the Company's common stock for consulting services to be rendered over the next 18 months. The transaction which is anticipated in the acquisition of KSI will have the assets revalued based upon fair market values. Any value in excess to the fair market value of fixed assets will be allocated to intangibles if they exist and are not impaired. Any portion of these payments which are compensation will be expensed at the appropriate period.


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


                                                          Bid Price Per Share
                                                        ------------------------
                                                        High                Low
                                                        -----              -----
2003
Quarter ended
February 28, 2003                                       $3.45              $2.75
May 31, 2003                                            $2.15              $1.60
August 31, 2003                                         $2.00              $0.14
November 30, 2003                                       $0.47              $0.07
2004
February 29, 2004                                       $0.19              $0.12
May 31, 2004                                            $0.17              $0.05
August 31, 2004                                         $0.11              $0.04
November 30, 2004                                       $0.03              $0.03
2005
Quarter ended
February 28, 2005                                       $0.06              $0.05
May 31, 2005                                            $0.04              $0.03


----------

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting policies are described in Note 2 of the Company's Consolidated Financial Statements. This summary of critical accounting policies of the Company is presented to assist in understanding the Company's financial statements. All accounting estimates are at risk to change because of internal and external factors, and when adjustments are adopted. Most of our estimates are based upon historically known data and have remained stable over time. Certain estimates are subject to market place conditions, and are discussed below.

On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements as of this time. These assessments may change as the Company completes its acquisitions.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for the our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

Revenue and Product Sales

The Company recognizes revenue from product sales when the products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because the revenues are new and there is no historical experience on which to base an estimate. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for sales returns will be established. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer's blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

During the year ended November 30, 2004, the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

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

In addition, Richard Zyla received 125,000 shares of the Company's common stock for signing a non-compete agreement. The Company also issued 25,000 shares of its common stock to Mr. Thomas Howard in exchange for signing a non-compete agreement. The fair market value was recorded at .06 per share which was the common stock trading price during the respective periods. Mr. Thomas Howard, has no material relationship to the Company but is Mr. Walther's cousin and a founder of Americhip, Inc. Mr. Richard Zyla is Vice President of Engineering for AmeriChip International Inc. and for AmeriChip Tool and Abrasives, LLC, a wholly owned subsidiary of the Company. He works with the Comapny on select customer projects and assists with engineering and application for abrasives.

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


On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a purchase agreement with KSI the closing of such transaction being subject to a number of factors as described below. As of the report date of these financial statements, this acquisition has not been completed. The Company intends to complete this transaction.


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

CEOcast Inc. distributes the Company's press releases to its proprietary database of investors, provides leads to the Company from interested potential investors, posts a profile of the key products and services on CEOcast home page as well as all company press releases, coverage of Company updates where appropriate and introduction to potential financing sources.


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


RM Communications, in addition to building and maintaining websites for both AmeriChip International and AmeriChip Tool and Abrasives, created our email infrastructure which it maintains, developed our corporate logo and branding. RM Communications will create and implement all marketing materials/programs once we have acquired KSI. The Company posts all news releases to the website, recommends and or consults on any required communications equipment, materials for investors, corporate speaking, tradeshows and B2B opportunities. The creation of e-flyers targeted to specific industries. Background structure integration of acquisition websites to link into existing AmeriChip website, ensure ownership of URL's and centralize hosting/posting and email activities.


RESULTS OF OPERATIONS

REVENUE AND EXPENSES


Revenues


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

Operating Expenses

Administrative Services. Administrative Services increased from $0.00 for the year ended November 30, 2003 to $269,980 for the year ended November 30, 2004, an increase of $269,980. This increase was a result of the Company commencing operations.

Legal and Accounting. Legal and Accounting costs increased from $0.00 for the year ended November 30, 2003 to $263,452 for the year ended November 30, 2004, an increase of $263,452. This increase was a result of the Company engaging professional for the legal and accounting requirements for a reporting company and for the legal services required for the transaction with Cornell.

Consulting Services. Consulting Services increased from $1,283,667 for the year ended November 30, 2003 to $2,088,915 for the year ended November 30, 2004, an increase of $805,248. This increase was a result of the Company engaging professionals to assist in marketing, website (excluding the initial planning and development), and advisory services.

License Expense. License Expense increased from $300,000 for the year ended November 30, 2003 to $360,000 for the year ended November 30, 2004, an increase of $60,000. This expense reflects the monthly expenses arising from a cancelable licensing agreement for patented technology.

Website Services and Office Expenses. Website services decreased from $90,000 for the year ended November 30, 2003 to none for the year ended November 30, 2004 as our website was planned and developed and no additional costs were associated with this service. Office Expenses decreased from $72,696 for the year ended November 30, 2003 to $29,412 for the year ended November 30, 2004 as we decreased our general administrative expenses.

Total Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses increased from $1,800,889 for the year ended November 30, 2003 to $3,019,832 for the year ended November 30, 2004, an increase of $1,218,943, primarily resulting from the increase in expenses described above. With the establishment of the wholly owned subsidiary, the Company established a payroll for four (4) employees that have been jointly responsible for the revenues generated in the normal course of business. There are six (6) persons who incur normal business expenses for the furtherance of the business model including travel, accommodation and entertainment expenses. Legal and accounting expenses have increased in the normal course of filing regular 10K-SB's and 10Q's and all the requisite filings with the SEC. As a result of comment letters and review letters from the SEC with respect to our financial reporting and financial arrangements with Cornell Capital Partners we have incurred extraordinary expenses in the process of responding. As management has devoted 100% of its time to further the business model, it has retained the services of consultants to assist in moving the Company forward.

NET LOSS


Net loss increased from a net loss of ($1,925,889) for the year ended November 30, 2003 to a net loss of ($3,467,384) for the year ended November 30, 2004, an increase in net loss of ($1,541,495), primarily due to the increase in operating expenses and a financing expenses arising from the Cornell transaction of ($315,301).


LIQUIDITY AND CAPITAL RESOURCES


We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004, and had an accumulated deficit of ($5,413, 282). For the year ended November 30, 2004, we sustained a net loss of ($3,467,384). We have secured financing from Cornell Capital, LLC which should enable us to secure working capital for the next 24 months which will enhance our ability to conduct business. These funds will be dedicated to securing commercial space for the proposed production facility, to purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip control process, and to provide sufficient working capital to commence contemplated activities as well as providing funding to our wholly owned subsidiary, AmeriChip Tool & Abrasives. We will also use capital available from our agreement with Cornell Capital to purchase the assets of American Production Machining, LLC.


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


With the Company's operation of Americhip Tools & Abrasives, LLC (ATA), the Company began to recognize sales from its planned activities. The Company only recognized collection of approximately $5,500 in the fourth quarter of 2004 ended on November 30, 2004. Subsequently all of the outstanding accounts receivable were collected in the 1st quarter of 2005. These sales were all to outside entities under normal credit terms.

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

The following is a summary of debt transactions with Cornell Capital during the year ended November 30, 2004:

                                             Loan 1          Loan 2          Loan 3          Total
                                           ---------       ---------       ---------       ---------
Convertible Debenture
       5% annual interest
       term: 3 years                       $ 300,000       $      --       $      --       $ 300,000
Promissory Note
       12% annual interest
       term: 89 days                              --         225,000              --         225,000
Promissory Note
       12% annual interest
       term: 62 days                              --              --         275,000         275,000
                                           ---------       ---------       ---------       ---------

Total Notes at Face Value                    300,000         225,000         275,000         800,000
                                           ---------       ---------       ---------       ---------
       Less: principal payments
              converted by stock                  --        (225,000)        (50,000)       (275,000)
       Less: Discount due to
              related financing costs       (225,000)             --         (17,432)       (242,432)
                                           ---------       ---------       ---------       ---------

Total Current Debt                         $  75,000       $      --       $ 207,568       $ 282,568
                                           =========       =========       =========       =========

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

The following is a summary of the outstanding debt conversion transactions under the agreements with Cornell Capital subsequent to November 30, 2004:

                                         Loan 1           Loan 3            Loan 4
                                      -----------      -----------       -----------
Value of Notes at
      November 30, 2004               $    75,000      $   207,568       $        --
                                      -----------      -----------       -----------
Promissory Note
       12% annual interest
       term: 82 days                           --               --           250,000
       Add: additional interest
           expense of the stock
           conversion                          --           27,896                --
                                      -----------      -----------       -----------
       Less: principal payments
           converted by stock
           December 1,2004  to
           March 10, 2005                      --         (235,464)         (150,000)
                                      -----------      -----------       -----------
Balance of notes subsequent
           November 30, 2004          $    75,000      $        --       $   100,000
                                      ===========      ===========       ===========
Interest expense related to
          stock conversion
          through March 10, 2005      $    12,500      $    22,847       $     7,854
                                      ===========      ===========       ===========

Number of shares issued upon
       subsequent conversion of
       above notes prior to
       March 10, 2005                   2,403,846        4,961,842         2,873,065
                                      ===========      ===========       ===========

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

      As discussed in Note 11 to the financial statements, certain errors resulted in understatements of net loss and other accounts as of November 30, 2003 and 2004. This was discovered by management of the Company during the current year. Accordingly, the 2003 and 2004 financial statements have been restated to correct these errors.

      Williams & Webster, P.S.
      Certified Public Accountants
      Spokane, Washington
      March 16, 2005, except for Note 11 which is dated June 6, 2005

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                November 30,      November 30,
                                                                    2004              2003
                                                                 (restated)        (restated)
                                                                -----------       -----------
ASSETS

    CURRENT ASSETS
      Cash                                                      $   180,690       $        --
      Accounts receivable                                            32,446                --
      Prepaid expenses                                                5,745                --
      Inventory                                                     230,000                --
                                                                -----------       -----------
        Total Current Assets                                        448,881                --
                                                                -----------       -----------

    PROPERTY AND EQUIPMENT
      Furniture and fixtures                                         10,439                --
      Machinery and equipment                                        14,000                --
      Accumulated depreciation                                       (1,616)
                                                                -----------       -----------
        Total Property and Equipment                                 22,823                --
                                                                -----------       -----------

    OTHER ASSETS
      Intangible assets                                               6,750                --
      Deposits                                                      103,200                --
      Technology rights and patents, net                             24,716            28,923
      Deferred debt offering cost, net                              157,500                --
                                                                -----------       -----------
        Total Other Assets                                          292,166            28,923
                                                                -----------       -----------

      TOTAL ASSETS                                              $   763,870       $    28,923
                                                                ===========       ===========

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Accounts payable and accrued expenses                     $   149,102       $   586,415
      Related party payable                                         826,407           389,338
      Related party note payable - current portion                   23,940                --
      Convertible debentures, net of discounts                      426,194                --
      Accrued interest                                                7,500                --
      Accrued interest - related party                              264,688           125,000
                                                                -----------       -----------
        Total Current Liabilities                                 1,697,831         1,100,753
                                                                -----------       -----------

    LONG-TERM LIABILITIES
      Related party notes payable                                   226,060                --
                                                                -----------       -----------
        Total Long-term Liabilities                                 226,060                --
                                                                -----------       -----------

    COMMITMENTS AND CONTINGENCIES                                        --                --
                                                                -----------       -----------

    MINORITY INTEREST IN SUBSIDIARY                                   3,413             3,413
                                                                -----------       -----------

    STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 500,000,000 shares authorized,
        $.001 par value; 128,787,225 and 85,370,000 shares
        issued and outstanding, respectively                        128,787            85,370
      Additional paid-in capital                                  4,121,061           777,650
      Discount on common stock                                           --           (46,365)
      Accumulated deficit                                        (5,413,282)       (1,945,898)
                                                                -----------       -----------
        Total Stockholders' Equity (Deficit)                     (1,163,434)       (1,129,243)
                                                                -----------       -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                          $   763,870       $   (25,077)
                                                                ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Year Ended
                                              ---------------------------------
                                               November 30,        November 30,
                                                   2004                2003
                                                (restated)          (restated)
                                              -------------       -------------
REVENUES                                      $      37,964       $          --

COST OF SALES                                        14,214
                                              -------------       -------------

GROSS PROFIT                                         23,750                  --
                                              -------------       -------------

EXPENSES
      Administrative services                       269,980                  --
      Legal and accounting                          263,452              49,748
      Depreciation and amortization                   8,073               4,507
      Consulting services                         2,088,915           1,283,667
      License expense                               360,000             300,000
      Website expense                                    --              90,000
      Office expense                                 29,412              72,967
                                              -------------       -------------
           TOTAL OPERATING EXPENSES               3,019,832           1,800,889
                                              -------------       -------------

LOSS FROM OPERATIONS                             (2,996,082)         (1,800,889)

OTHER INCOME (EXPENSE)
      Forgiveness of debt                             7,588                  --
      Interest expense                             (163,589)           (125,000)
      Financing expense                            (315,301)                 --
                                              -------------       -------------
           TOTAL OTHER INCOME (EXPENSE)            (471,302)           (125,000)
                                              -------------       -------------

LOSS BEFORE TAXES                                (3,467,384)         (1,925,889)

INCOME TAXES                                             --                  --
                                              -------------       -------------

NET LOSS                                      $  (3,467,384)      $  (1,925,889)
                                              =============       =============

      BASIC AND DILUTED NET LOSS
            PER COMMON SHARE                  $       (0.03)      $       (0.03)
                                              =============       =============

      BASIC AND DILUTED
      WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING           104,710,769          74,316,603
                                              =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                     Common Stock          Additional   Discount on                      Total
                                              -------------------------     Paid-in       Common      Accumulated    Stockholders'
                                                 Shares       Amount        Capital        Stock        Deficit     Equity (Deficit)
                                              -----------   -----------   -----------   -----------   -----------   ----------------
Balance, December 1, 2002                      60,000,000   $    60,000   $        --   $   (26,345)  $   (20,009)    $    13,646

Recapitalization of company via
   reverse merger with Southborrough
   Ventures, Inc.                              20,020,000        20,020            --       (20,020)           --              --

Common stock issued for the exercise of
   stock options for consulting services
   at an average of $0.16 per share             5,350,000         5,350       777,650            --            --         783,000

Warrants issued for consulting services
   at $0.18 per share                                  --            --        54,000            --            --          54,000

Net loss for the year ended
   November 30, 2003 (restated)                        --            --            --            --    (1,925,889)     (1,925,889)
                                              -----------   -----------   -----------   -----------   -----------     -----------

Balance, November 30, 2003 (restated)          85,370,000        85,370       831,650       (46,365)   (1,945,898)     (1,075,243)

Common stock issued in private placement
   for cash at $0.05 per share                  2,900,000         2,900       142,100            --            --         145,000

Common stock issued for debt offering costs
   for convertible debt at $0.067 per share     3,134,329         3,134       206,866            --            --         210,000

Common stock issued for consulting and
   services at an average of $0.06 per
   share (restated)                             5,365,500         5,366       324,219            --            --         329,585

Common stock and warrants issued for
   consulting and services at an average
   of $0.07 per share                           7,914,285         7,914       543,186            --            --         551,100

Common stock issued for non-competition
   agreement at an average of $0.06 per share     150,000           150         8,850            --            --           9,000

Common stock issued for director services
   at an average of $0.07 per share               250,000           250        17,250            --            --          17,500

Common stock issued for the exercise of
   options for consulting services at
   an average of $0.11 per share               14,650,000        14,650     1,567,850            --            --       1,582,500

Common stock issued for debt and interest
   expense at an average of $0.033 per
   share (restated)                             9,053,141         9,053       269,848            --            --         278,901

Beneficial conversion features for $800,000
   of convertible debts (restated)                     --            --       224,107            --            --         224,107

Warrants issued for consulting services                --            --        31,500            --            --          31,500

Adjustment to discount approved by directors           --            --       (46,365)       46,365            --              --

Net loss for the year ended
   November 30, 2004 (restated)                        --            --            --            --    (3,467,384)     (3,467,384)
                                              -----------   -----------   -----------   -----------   -----------     -----------

   Balance, November 30, 2004 (restated)      128,787,255   $   128,787   $ 4,121,061   $        --   $(5,413,282)    $(1,163,434)
                                              ===========   ===========   ===========   ===========   ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         Year Ended
                                                                ----------------------------
                                                                November 30,    November 30,
                                                                   2004             2003
                                                                (restated)       (restated)
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(3,467,384)    $(1,925,889)

    Depreciation and amortization                                     8,073           4,507
    Amortization of preferred conversion on convertible debt        224,107              --
    Amortization of discount on convertible debt                     91,194
    Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for consulting and services                329,585              --
     Common stock issued for director services                       17,500              --
     Common stock issued for interest expense                         3,901              --
     Common stock and warrants issued for services                  551,100              --
     Options exercised for consulting and services                1,582,500         783,000
     Warrants issued for services                                    31,500          54,000
     Increase in accounts receivable                                (32,446)             --
     Increase in prepaids                                            (5,745)             --
     Increase in accounts payable and accrued expenses             (437,313)        575,888
     Increase in related party payables                             437,069         383,494
     Increase in accrued interest                                     7,500              --
     Increase in accrued interest - related party                   139,688         125,000
                                                                -----------     -----------
    Net cash used in operating activities                          (519,171)             --
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (4,439)             --
    Deposits                                                       (103,200)             --
                                                                -----------     -----------
    Net cash used in investing activities                          (107,639)             --
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debt and notes                    662,500              --
    Common stock issued for cash in private placement               145,000              --
                                                                -----------     -----------
    Net cash provided by financing activities                       807,500              --
                                                                -----------     -----------

Net increase in cash                                                180,690              --

Cash, beginning of period                                                --              --
                                                                -----------     -----------

Cash, end of period                                             $   180,690     $        --
                                                                ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                              $    12,500     $        --
                                                                ===========     ===========
     Income tax paid                                            $        --     $        --
                                                                ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting and services                    $   329,585     $   783,000
    Stock issued for intangible asset                           $     9,000     $        --
    Stock issued for debt offering costs                        $   210,000     $        --
    Stock issued for interest expense                           $     3,901     $        --
    Stock issued for repayment of convertible debt              $   275,000     $        --
    Stock issued for director services                          $    17,500     $        --
    Stock and warrants issued for services                      $   551,100     $        --
    Options exercised for consulting and services               $ 1,582,500     $   783,000
    Warrants issued for services                                $    31,500     $    54,000
    Note payable for inventory and equipment                    $   250,000     $        --

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

On November 12, 2003, the Company established HRW, LLC, a fully owned subsidiary of AmeriChip International, Inc. The name of this entity was subsequently changed to AmeriChip Tool and Abrasives, LLC (hereinafter "ATA"). ATA's primary focus will be to establish an extensive resource for cost saving services and the sale of machining products. ATA has secured office space and established headquarters in Plymouth, Michigan. On August 21, 2004, AmeriChip International, Inc., through ATA, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter "NASCO"), a Michigan corporation. NASCO is considered to be a related entity because its president is also the president of AmeriChip International, Inc. With the acquisition of inventory, ATA became the Company's first fully operating subsidiary. With the establishment of planned operations in its subsidiary, the Company moved from a development stage enterprise into an operating company in August 2004. The Company was in the development stage from December 1, 2000 through November 30, 2003. The year 2004 is the first year during which it is considered an operating company. This transaction is more fully described in Note 8.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, and accumulated depreciation thereto:

                                                                 November 30,
                                                                     2004
                                                                 ------------
      Furniture and fixtures                                     $     10,439
      Plant assets                                                     14,000
                                                                 ------------
      Total assets                                                     24,439
      Less accumulated depreciation                                    (1,616)
                                                                 ------------
                                                                 $     22,823
                                                                 ============

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

The significant components of the deferred tax asset at November 30, 2004 and 2003 were as follows:

                                                  November 30,      November 30,
                                                      2004              2003
                                                  -----------       -----------

Net operating loss carryforward                   $ 4,858,000       $ 1,892,000
                                                  ===========       ===========

Warrants issued:                                  $   305,600       $    54,000
                                                  ===========       ===========

Deferred tax asset                                $ 1,652,000       $   643,000
                                                  ===========       ===========
Deferred tax asset valuation allowance            $(1,652,000)      $  (643,000)
                                                  ===========       ===========

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

Revenue and Cost Recognition Policies

The Company recognizes revenue from product sales when the products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because the revenues are new and there is no historical experience on which to base an estimate. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for sales returns will be established. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer's blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

During the year ended November 30, 2004, the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

During the year ended November 30, 2004, the Company recognized $37,964 from product sales and none from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies Cost of sales totaled $14,214 for the year ended November 30, 2004.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At November 30, 2004, the Company had an accumulated deficit of $5,413,282. For the year ended November 30, 2004, the Company sustained a net loss of $3,467,384. In addition, the Company has negative working capital and very limited revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flows to meet its obligations on a timely basis. The Company's management is currently putting sales and acquisition strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

NOTE 4 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Stock Options

On October 22, 2003, the Company's board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter "the Plan"). The Plan initially allowed the Company to issue up to 8,000,000 shares of the Company's common stock to officers, directors, employees and consultants. On December 12, 2003, the Company's board of directors authorized an increase of 4,000,000 shares issuable in accordance with the terms of the Plan. In May 2004, the Company's board of directors authorized an increase of 8,000,000 shares issuable in accordance with the terms of the Plan. All 20,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the years ended November 30, 2004 and 2003, the Company issued 14,650,000 and 5,350,000 stock options, respectively, under this plan. There are no remaining options to be issued under the Plan. The Company issued 20,000,000 options to consultants for marketing, website, and advisory services, of which 5,750,000 were to a related party. There were no options issued to officers, directors or employees. These options were all valued using the fair market value of the stock on the date of grant.

During the year ended November 30, 2004, options totaling 14,650,000 were exercised at an average of $0.11 per share for $1,582,500 of consulting services provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

During the year ended November 30, 2003, options totaling 5,350,000 were exercised at an average of $0.15 per share for $783,000 of consulting services provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

The following is a summary of stock option activity:

                                                               Number of        Weighted
                                                                Shares          Average
                                                                 Under          Exercise
                                                                Options          Price
                                                              -----------     -----------
Outstanding October 22, 2003
  Granted                                                       5,350,000     $      0.15
  Exercised, forfeited or expired                              (5,350,000)          (0.15)
                                                              -----------     -----------
Outstanding, November 30, 2003                                         --              --

Weighted average fair value of options granted
During the year ended November 30, 2003                                       $        --
                                                                              ===========

Outstanding, November 30, 2003                                         --              --
  Granted                                                      14,650,000     $      0.11
  Exercised, forfeited or expired                             (14,650,000)          (0.11)
                                                              -----------     -----------
Outstanding, November 30, 2004                                         --              --
                                                                              ===========
Weighted  average fair value of options granted during the
  year ended November 30, 2004                                                $        --
                                                                              ===========

There were no remaining options available for grant under the Option Plan in the year ended November 30, 2004.

Warrants

The following information was used to establish fair value of warrants issued in the year ended November 30, 2004. The value was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 100%, and expected life is 3 years.

In the year ended November 30, 2004, warrants were issued pursuant to a consulting agreement, to acquire 750,000 shares of common stock at an exercise price of $0.25. The fair value of the warrants, which was determined on the date of grant, was $31,500. The Company also issued 7,914,285 shares of common stock with 11,871,428 warrants attached. The warrants have an exercise price of $0.08 per share. The fair value of the warrants, which was determined on the date of grant, was $277,000. All warrants were issued for three years and were immediately expensed to consulting.

The following information was used to establish fair value of warrants issued in the year ended November 30, 2003. The value was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 100%, and expected life is 3 years.

In the year ended November 30, 2003, 100,000 warrants were granted at an exercise price of $0.30 per share, 100,000 warrants were granted at an exercise price of $0.40 per share and 100,000 warrants were granted at an exercise price of $0.50 per share for consulting services. The fair value of the warrants, which was determined on the date of grant, was $54,000.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

Summarized information about stock warrants outstanding and exercisable at November 30, 2004 and 2003 are as follows:

                                            Number of             Weighted Average              Average
                                             warrants              Remaining Life           exercise price
                                         ----------------         ----------------         ----------------
Warrants issued in 2003                           300,000                     2.00         $           0.40
                                         ================         ================         ================

Warrants issued in 2004                           750,000                     2.59         $           0.25
                                               11,871,428                     2.50         $           0.08
                                         ----------------         ----------------         ----------------
Total warrants in 2004                         12,621,428                     2.50         $           0.09
                                         ================         ================         ================
Total unexercised warrants                     12,921,428                     2.50         $           0.09
                                         ================         ================         ================

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

During the year ended November 30, 2004, 14,650,000 shares of common stock were issued upon exercise of options at an average of $0.11 per share for consulting services with a fair value of $1,582,500; 7,914,285 shares of common stock and warrants were issued for an average of $0.07 per share for consulting and services with a fair value of $551,100; and 2,900,000 shares of common stock were issued in a private placement for $145,000 in cash for $0.05 per share. The Company issued 3,134,329 shares of common stock for an average of $0.067 per share for $210,000 of debt offering costs and 9,053,141 shares of common stock for an average of $0.033 per share for $275,000 of convertible debt and $3,901 of related interest costs. The Company also issued 150,000 shares of common stock for $0.06 per share for non-compete agreements valued at $9,000, related to the asset purchase agreement, 250,000 shares of common stock for $0.07 per share for $17,500 for director services, and 5,365,500 shares of common stock were issued for an average of $0.06 per share for consulting and services valued at $329,585. The fair value for all common stock issuances for consulting and services was determined using the fair market value of the stock on the dates of issuance.

In the year ended November 30, 2001, Southborrough Ventures, Inc., the registrant prior to recapitalization, issued 5,005,000 shares of common stock. In the year ended November 30, 2003, the board of directors approved a three for one forward stock dividend which increased the outstanding shares to 20,020,000 shares. All transactions from prior periods have been restated to reflect this stock split. The prior information is for additional historic purposes and has no effect upon the recapitalization of the current operating company. As part of the recapitalization of AmeriChip, Inc., the restated shares previously issued by Southborrough Ventures, Inc. resulted in $20,020 being recognized as a discount on common stock.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

In the year ended November 30, 2003, the Company issued 5,350,000 shares of common stock upon exercise of stock options at an average of $0.15 per share for consulting services with a fair value of $783,000. The fair value was determined using the fair market value of the stock on the date of issuance.

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter "Cornell Capital") in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of November 30, 2004, the Company has received a total of $662,500 under these agreements net of associated costs totaling $137,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the year ended November 30, 2004 was $52,500.

Standby Equity Agreement Transactions

In August 2004, the Company signed a short-term promissory note (Note 1) in favor of Cornell Capital for $225,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The note is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company received $206,125 in cash and incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in payment of the aforementioned note principal and related interest of $3,901. The Company had a beneficial conversion feature of $56,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 2% on interest, 8% on financing fees and 25% on the beneficial conversion feature for a total of 35%.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

In November 2004, the Company signed a short-term promissory note (Note 2) in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the year ended November 30, 2004 was $4,319. In the year ended November 30, 2004, Cornell Capital converted 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. Subsequent to November 30, 2004, Cornell Capital converted 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company had a beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

Convertible Debenture

In May 2004, the Company signed a short-term promissory note (Loan 3) in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the year ended November 30, 2004, the Company recorded amortization of $15,500 and $7,500 of interest expense. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%. Subsequent to November 30, 2004, Cornell Capital converted 2,403,846 shares of common stock at $0.0199 per share for payment of principal in the amount of $50,000.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

The following is a summary of debt transactions with Cornell Capital during the year ended November 30, 2004:

                                        Loan 1          Loan 2          Loan 3          Total
                                      ---------       ---------       ---------       ---------
Promissory Note
       12% annual interest
       term: 62 days                    225,000              --              --         225,000
Promissory Note
       12% annual interest
       term: 89 days                         --         275,000              --         275,000
Convertible Debenture
       5% annual interest
       term: 3 years                         --              --         300,000         300,000
                                      ---------       ---------       ---------       ---------
Total Notes at Face Value               225,000         275,000         300,000         800,000
       Less: principal payments
             converted by stock              --        (225,000)        (50,000)       (275,000)
       Less: Discount due to
       related financing costs          (93,000)             --         (25,625)       (242,432)
       Add: Amortization
            of related financing
            costs                        15,500              --           4,319          19,819
                                      ---------       ---------       ---------       ---------

Total Current Debt                    $ 222,500       $      --       $ 203,694       $ 426,194
                                      =========       =========       =========       =========

As of November 30, 2004, the Company had accrued unpaid interest on the above transactions of $2,188.

In January 2005, the Company signed a short-term promissory note (Loan 4) in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which will be amortized as financing expense over the duration of the note. Cornell Capital also converted 2,873,065 shares of common stock in payment of $150,000 of principal for the aforementioned note. The Company had a beneficial conversion feature of $62,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

NOTE 7 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.

In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast") to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the year ended November 30, 2004, 300,000 shares of common stock valued on the date of grant at a fair value of $30,000 were issued and recorded as consulting expense, and CEOcast agreed to cancel the agreement with no penalties and to cancel the amounts owed to CEOcast by the Company.

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock valued on the date of grant at a fair value of $140,000. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. All amounts were immediately recorded as consulting expense.

RM Communications

In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter "RMC"), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The warrants were determined to have an estimated fair value of $54,000. The Company will also pay additional costs incurred by RMC in performance of the contract. During the year ended November 30, 2004, the Company issued 100,000 shares of common stock valued on the date of grant at a fair value of $18,000, 300,000 warrants, and $9,000 in cash to RMC. All amounts were immediately recorded as consulting expense.

In April 2004, the Company executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. In the year ended November 30, 2004, the Company issued 750,000 warrants under the agreement, valued at the fair value on the date of grants of $31,500. The warrant value was immediately expensed to consulting. Subsequent to November 30, 2004, the 200,000 shares of common stock were issued and valued with a fair market value determined on the date of grant of $20,000.

Consulting Contracts

In September 2003, the Company entered into two, four-year agreements with consultants to provide administrative, shareholder inquiry and press dissemination services to AmeriChip. Each contract provides for 750,000 shares of common stock to be issued to the consultants. Common stock of 1,500,000 shares was issued in 2003 for these contracts with a fair value of the shares determined to be $330,000 on the date of grant. This amount was immediately recorded as consulting expense.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

NOTE 8 - LONG -TERM DEBT

In September 2003, the Company entered into a one-year agreement with a consultant to provide consulting services to AmeriChip to develop overseas markets for 1,500,000 shares of common stock. Those shares were issued in 2003, determined to have a fair value of $210,000 and were immediately expensed to consulting.

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
                                                                  ========

Terms of the ten-year promissory note include 3.5% interest per annum. Payment of the note includes payment of interest only of $729.17 for the first six months and monthly payments thereafter of $2,417. Payments are due on this note as follows for the next five years:

      2005                                                        $23,940
      2006                                                        $29,004
      2007                                                        $29,004
      2008                                                        $29,004
      2009                                                        $29,004

The balance of the note at November 30, 2004 was as follows:

      Related party note                                        $ 250,000
      Less: Current portion                                       (23,940)
                                                                ---------
      Long-term portion                                         $ 226,060
                                                                =========

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

The following is a summary of technology licenses and patents and accumulated amortization:

                                                November 30,       November 30,
                                                    2004               2003
                                                -----------        -----------
      Technology licenses and patents           $    42,069        $    42,069
         Less accumulated amortization              (17,353)           (13,146)
                                                -----------        -----------
                                                $    24,716        $    28,923
                                                ===========        ===========

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

In the year ended November 30, 2004 and 2003, there were 5,000,000 and 750,000, respectively, of stock options issued to a related party under the S-8 stock option plan. See Note 4.

See Note 12 regarding the licensing agreement with shareholders.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

NOTE 11 - RESTATEMENT AND CORRECTION OF AN ERROR

The accompanying consolidated financial statements for 2003 have been restated to correct information concerning accrued interest. The Company originally accrued interest on the outstanding accrued balances when it should have been accrued on the outstanding principal. The effect of the restatement was to increase accrued interest by $110,000, increase interest expense by $110,000 and increase net loss by $110,000. Accumulated deficit was increased by $110,000. This correction represents the accrual of interest on the licensing agreement.

Subsequent to the issuance of the original financial statements for the year ended November 30, 2004, management discovered that a certain accounting position and information was not correct. The financial statements have been restated to correct errors for interest payments made to related parties, additional issuance of common stock, an improperly recorded expense and the recognition of beneficial conversion features and related interest and financing expenses of convertible debt and loans made to the Company by Cornell Capital.

The Company was advised by the staff of the Securities and Exchange Commission (the "SEC Staff") as part of a registration filing, that the accounting treatment of debt offering costs, related amortization and beneficial conversion features of the Cornell Capital convertible debenture and promissory notes should be reexamined. The Company agreed with the position of the SEC Staff and has corrected the information. The debt offering cost, which was netted against the $300,000 convertible debenture has been reported as an asset and is being amortized over the life of the Standby Equity Agreement, which is two years. The beneficial conversion features of the promissory notes and convertible debenture are being immediately expensed in accordance with EITF 00-27 because the debt was convertible at issuance. All related amortization and financing expenses are also being immediately expensed to financing costs.

The effect of the restatements for the period ended November 30, 2004 was to increase accumulated deficit $195,859, increase net loss $196,309 and had an immaterial effect on earnings per share. These changes were caused by an increase in deferred debt offering costs of $210,000, less amortization of $52,500, which were incorrectly recorded as a $207,000 deferred issuance cost against the $300,000 convertible debenture with Cornell Capital. The deferred debt offering cost should have only been recorded as an amortizable asset against the Standby Equity Agreement. The increase in convertible debentures, net of discounts of $143,626 incorrectly overstated the preferential conversion features associated with the promissory notes with Cornell Capital. This amount includes removing the aforementioned deferred issuance cost of $207,000 and including the corrected beneficial conversion amount of $99,107 and correcting the amortization of the beneficial conversion features previously accounted for. The decrease in accrued interest of $5,000 includes incorrectly overstated accrued interest of $12,500 which was paid in cash on related party notes and understated interest due on promissory notes with Cornell Capital. The increase in additional paid in capital of $212,633 includes the change in beneficial conversion features and the incorrectly calculated related expenses of the convertible debenture and promissory notes with Cornell Capital. The decrease in consulting services of $12,500 was improperly classified. The increase in common stock issuance was due to 30,000 shares being improperly recorded. These shares

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

were issued for services, but only 50,000 of the contracted 80,000 shares were valued. The shares have now been valued at $0.07 per share, per the original agreement and have increased the common stock by $30, additional paid in capital by $2,070 and consulting expense by $2,100.The increase in interest and financing expense of $206,259 includes the previously unrecognized amounts for related costs and beneficial conversion features of the convertible debenture and promissory notes with Cornell Capital. This amount includes a beneficial conversion feature in the amount of $99,107 and corrections for of $107,152 of amortization and interest expenses.

                          Year Ended November 30, 2004
--------------------------------------------------------------------------------

                                           As Originally                 As
                                              Reported                Restated
                                           -------------            -----------
Financial Position:

Deferred Offering Costs                     $        --             $   157,500
Convertible Debentures                      $   282,568             $   426,194
Accrued Interest                            $   277,188             $   272,188
Common Stock                                $   128,757             $   128,787
Additional Paid In Capital                  $ 3,906,358             $ 4,121,061
Accumulated Deficit                         $(5,217,423)            $(5,413,282)

Results of Operations:

Gross Profit                                $    23,750             $    23,750
Expenses                                    $(3,030,232)            $(3,019,832)
Other income (expense)                      $  (265,043)            $  (471,302)
Net Loss                                    $(3,271,525)            $(3,467,834)
Net loss per share                          $     (0.03)            $     (0.03)

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

Operating Lease

During the year ended November 30, 2004, the Company entered into an operating lease for a vehicle and paid a refundable security deposit of $925 and lease payments of approximately $2,733. The remaining approximate lease payments for this contract are as follows:

      2005                                                        $10,931
      2006                                                        $10,931
      2007                                                        $10,931
      2008                                                        $ 8,198

Rental Agreement

During the year ended November 30, 2004, the Company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five years and payments of $2,000 per month on a gradually increasing scale. The remaining lease payments for this contract are as follows:

      2005                                                        $18,000
      2006                                                        $24,300
      2007                                                        $25,500
      2008                                                        $26,700
      2009                                                        $27,900

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

Licensing Agreement

In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 9) with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at November 30, 2004 and 2003 was $660,000 and $300,000, respectively and is included in the related party payable. The accrued interest on the principal is $275,000 and $125,000 and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $20,500. The Company also recognized monthly expenses in the year ended November 30, 2004 and 2003, totaling $360,000 and $300,000, respectively, under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS

Warrants

Subsequent to November 30, 2004, 1,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250, which approximates the fair value on the date of grant.

Common Stock

Subsequent to November 30, 2004, the Company issued 9,640,667 shares of common stock for an average of $0.02 per share for convertible debt of $400,000 and related interest costs of $10,464. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officer as of November 30, 2004 are as follows:

      Name                       Age        Position
      ----------------           ---        ------------------------------------
      Marc Walther               49         Chief Executive Officer and Director
      Edward Rutkowski           40         Director, Vice President Research &
                                            Development
      Russ Weldon                74         Director

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

                           Summary Compensation Table

                                                         Annual Compensation                        Long Term Compensation
                                              -----------------------------------------    -----------------------------------------
                                                                                             Awards
                                                                                           -----------
                                                                                           Restricted     Securities
                                                                                              Stock       Underlying      All Other
Name and Principal Position                       Year          Salary         Bonus         Award(s)       Options     Compensation
---------------------------                   -----------    -----------    -----------    -----------    -----------   ------------
David Howard(1)                                   2004       $         0             --             --             --            --
Former Chairman of the Board of                   2003       $         0             --             --             --            --
Directors and former Officer                      2002       $         0             --             --             --            --

Marc Walther                                      2004       $         0             --             --             --            --
Chief Executive Officer, President and            2003       $         0             --             --             --            --
member of the Board of Directors                  2002       $         0             --             --             --            --

Ed Rutkowski                                      2004       $         0             --             --             --            --
Director, Vice President of Research and          2003       $         0             --             --             --            --
Development, Chief Operating Officer              2002       $         0             --             --             --            --

John Taylor                                       2004       $         0             --             --             --            --
Former President and Chief                        2003       $         0             --             --             --            --
Executive Officer                                 2002       $    12,000             --             --             --            --

----------

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


----------

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

10.7 Security Agreement, dated on August 1, 2004 between Amerchip Tool and Abrasives, LLC to National Abrasive Systems, Co. (2)


10.8 Promissory Note issued on August 2, 2004 by Amerchip, Inc. to Cornell Capital (2)

10.9 Promissory Note issued on September 30, 2004 by Amerchip, Inc. to Cornell Capital (2)

10.10 Promissory Note issued on January 10, 2004 by Amerchip, Inc. to Cornell Capital (2)


23.1  Consent of Independent Auditors (3)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act. (3)

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed on December 4, 2001.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on March 15, 2005.
(3) Filed herewith.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Williams & Webster, P.S. ("Williams & Webster") billed us in the aggregate amount of $68,181 and $17,207 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended November 30, 2004 and November 30, 2003, respectively, and review of and SB2 registration statement.

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

      AmeriChip International Inc.

By: Marc Walther
    President, Chief Executive Officer, Principal
    Accounting Officer, Chairman
    of the Board of Directors
    June 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.


/s/ Marc Walther

Marc Walther
President, Chief Executive Officer, Principal
Accounting Officer, Chairman
of the Board of Directors
June 14, 2005


/s/ Edward Rutkowski

Edward Rutkowski
Director
June 14, 2005


/s/ Russ Weldon

Russ Weldon
Director
June 14, 2005