Form 10QSB/A
period 2005-02-28
AMERICHIP INTERNATIONAL INC
filed 2005-06-14
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  AMENDMENT ONE

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
    (State or other jurisdiction of       (Commission File Number)           (I.R.S. Employer Identification)
    incorporation or organization)

9282 General Drive, Suite 100, Plymouth, MI                          48170-4607
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (734) 207-0338

          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

As of June 14, 2005, 150,691,828 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

                          AMERICHIP INTERNATIONAL INC.
                                   FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at February 28, 2005 and November 30, 2004 (restated)

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

Signatures
------------

                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              February 28,     November 30,
                                                                 2005             2004
                                                               (restated)      (restated)
                                                              (unaudited)
                                                              -----------    -----------
ASSETS

    CURRENT ASSETS
      Cash                                                    $  36,401    $ 180,690
      Accounts receivable                                          19,619         32,446
      Prepaid expenses                                              3,590          5,745
      Inventory                                                   233,630        230,000
                                                              -----------    -----------
        Total Current Assets                                      293,240        448,881
                                                              -----------    -----------

    PROPERTY AND EQUIPMENT
      Furniture and fixtures                                       10,439         10,439
      Machinery and equipment                                      14,000         14,000
      Accumulated depreciation                                     (2,960)        (1,616)
                                                              -----------    -----------
        Total Property and Equipment                               21,479         22,823
                                                              -----------    -----------

    OTHER ASSETS
      Intangible assets                                             4,500          6,750
      Deposits                                                    203,200        103,200
      Technology rights and patents, net                           23,664         24,716
      Deferred debt offering costs, net                           131,250        157,500
                                                              -----------    -----------
        Total Other Assets                                        362,614        292,166
                                                              -----------    -----------

      TOTAL ASSETS                                            $ 677,333    $ 763,870
                                                              ===========    ===========

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Accounts payable and accrued expenses                   $ 116,822    $ 149,102
      Related party payable                                       865,075        826,407
      Related party note payable - current portion                 20,703         23,940
      Convertible debentures, net of discounts                    295,692        426,194
      Accrued interest                                             11,250          7,500
      Accrued interest - related party                            306,215        264,688
                                                              -----------    -----------
        Total Current Liabilities                               1,615,757      1,697,831
                                                              -----------    -----------

    LONG-TERM LIABILITIES
      Related party notes payable                                 225,918        226,060
                                                              -----------    -----------
        Total Long-term Liabilities                               225,918        226,060
                                                              -----------    -----------


    COMMITMENTS AND CONTINGENCIES                                      --             --
                                                              -----------    -----------

    MINORITY INTEREST IN SUBSIDIARY                                 3,413          3,413
                                                              -----------    -----------

    STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 100,000,000 shares authorized,
        $.001 par value; 138,547,922 and 128,787,255 shares
        issued and outstanding, respectively                      138,577        128,787
      Additional paid-in capital                                4,609,009      4,121,061
      Accumulated deficit                                      (5,915,341)    (5,413,282)
                                                              -----------    -----------
        Total Stockholders' Equity (Deficit)                   (1,167,755)    (1,163,434)
                                                              -----------    -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                        $ 677,333    $ 763,870
                                                              ===========    ===========

                        See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                Three Months Ended
                                         ------------------------------
                                           February 28,    February 29,
                                              2005           2004
                                           (restated)
                                          (unaudited)      (unaudited)
                                         -------------    -------------
REVENUES
      Product sales                      $      33,264    $          --
      Commissions                                  226               --
                                         -------------    -------------
          TOTAL REVENUES                        33,490               --

COST OF SALES                                   17,262               --
                                         -------------    -------------

GROSS PROFIT                                    16,228               --
                                         -------------    -------------

EXPENSES
      Administrative services                  162,193              942
      Legal and accounting                      40,334           22,707
      Depreciation and amortization              4,646            1,126
      Consulting services                       22,189          565,033
      License expense                           90,000           90,000
      Office expense                             8,134           10,584
                                         -------------    -------------
          TOTAL OPERATING EXPENSES             327,496          690,392
                                         -------------    -------------

LOSS FROM OPERATIONS                          (311,268)        (690,392)

OTHER INCOME (EXPENSE)
      Financing expense                       (131,998)              --
      Interest expense                         (58,793)          (4,500)
                                         -------------    -------------
          TOTAL OTHER INCOME (EXPENSE)        (190,791)          (4,500)
                                         -------------    -------------

LOSS BEFORE TAXES                             (502,059)        (694,892)

INCOME TAXES                                        --               --
                                         -------------    -------------

NET LOSS                                 $    (502,059)   $    (694,892)
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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                          Common Stock        Additional   Discount on  Deficit During   Total
                                                   -------------------------   Paid-in       Common     Development   Stockholders'
                                                 Shares        Amount         Capital        Stock         Stage    Equity (Deficit)
                                               -----------   -----------   -----------    -----------    -----------  -------------
Balance, November 30, 2003 (restated)           85,370,000   $    85,370   $   831,650    $   (46,365)   $(1,945,898)    (1,075,243)

Common stock issued in private placement
   for cash at $0.05 per share                   2,900,000         2,900       142,100             --             --        145,000

Common stock issued for debt offering costs
   for convertible debt at $0.067 per share      3,134,329         3,134       206,866             --             --        210,000

Common stock issued for consulting and
   services at an average of $0.06 per share     5,365,500         5,366       324,219             --             --        329,585

Common stock and warrants issued for
   consulting services at an average
   of $0.07 per share                            7,914,285         7,914       543,186             --             --        551,100

Common stock issued for non-competition
   agreement at an average of $0.06 per share      150,000           150         8,850             --             --          9,000

Common stock issued for director services
   at an average of $0.07 per share                250,000           250        17,250             --             --         17,500

Common stock issued for the exercise of
   options for consulting services at
   an average of $0.11 per share                14,650,000        14,650     1,567,850             --             --      1,582,500

Common stock issued for debt and interest
    expense at an average of $0.033 per share
    (restated)                                   9,053,141         9,053       269,848             --             --        278,901

Beneficial conversion features for $800,000
   of convertible debts (restated)                      --            --       224,107             --             --        224,107

Warrants issued for consulting services                 --            --        31,500             --             --         31,500

Adjustment to discount approved by directors            --            --       (46,365)        46,365             --             --

Net loss for the year ended
   November 30, 2004 (restated)                         --            --            --             --     (3,467,384)    (3,467,384)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance, November 30, 2004 (restated)          128,787,255       128,787     4,121,061             --     (5,413,282)    (1,163,434)

Common stock issued for the exercise of
   warrants for cash at $0.035 per share           150,000           150         5,100             --             --          5,250

Common stock issued for debt and interest
   expense at an average of $0.02 per share      9,640,667         9,640       400,824             --             --        410,464

Warrants reissued for services                          --            --        19,524             --             --         19,524

Beneficial conversion feature for $250,000
   of convertible debt                                  --            --        62,500             --             --         62,500

Net loss for the three months ended
   February 28, 2005 (unaudited & restated)             --            --            --             --       (502,059)      (502,059)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance, February 28, 2005
(unaudited & restated)                         138,577,922   $   138,577   $ 4,609,009    $        --    $(5,915,341)   $(1,167,755)
                                               ===========   ===========   ===========    ===========    ===========    ===========

                        See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                     --------------------------
                                                                     February 28,  February 29,
                                                                        2005           2004
                                                                     (restated)
                                                                     (unaudited)    (unaudited)
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $  (502,059)   $  (694,892)
    Allocation to minority interest                                           --             --
                                                                     -----------    -----------
                                                                        (502,059)      (694,892)

    Depreciation and amortization                                          4,646          1,126
    Amortization of discount on convertible debt                         131,998             --
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Common stock issued for consulting and services                         --        463,333
      Common stock issued for interest on convertible debt                10,464             --
      Warrants issued for services                                        19,524             --
      Decrease in accounts receivable                                     12,827             --
      Decrease in prepaids                                                 2,155             --
      Increase in inventory                                               (3,630)            --
      Increase (decrease) in accounts payable and accrued expenses       (35,659)        63,707
      Increase in related party payables                                  38,668         85,963
      Increase in accrued interest                                         3,750             --
      Increase (decrease) in accrued interest - related party             41,527         (8,000)
                                                                     -----------    -----------
    Net cash used in operating activities                               (275,789)       (88,763)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments of deposit in acquisitions                               (100,000)       (20,000)
                                                                     -----------    -----------
    Net cash used in investing activities                               (100,000)       (20,000)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debt and notes                         226,250             --
    Common stock issued for cash                                           5,250        108,782
                                                                     -----------    -----------
    Net cash provided in financing activities                            231,500        108,782

                                                                     -----------    -----------
Net increase (decrease)  in cash                                        (144,289)            19

Cash, beginning of period                                                180,690             --
                                                                     -----------    -----------

Cash, end of period                                                  $    36,401    $        19
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                  $        --    $        --
                                                                     ===========    ===========
      Income tax paid                                                $        --    $        --
                                                                     ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting and services                         $        --    $   463,333
    Stock issued for accounts payable                                $        --    $   524,667
    Stock issued for technology rights and patents                   $        --    $        --
    Stock issued repayment of convertible debt                       $   400,000    $        --
    Warrants issued for services                                     $    19,524    $        --
    Common stock issued for interest on convertible debt             $    10,464    $        --

                        See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in c12onjunction with the audited financial statements for the period ended November 30, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

During the three months ending February 28, 2005, no allocation of losses was made to the minority interest. Although the patent technology is held by the 80% owned subsidiary, AmeriChip, Inc., the subsidiary is considered dormant and does not expect to conduct business in the foreseeable future.

Operating results for the three-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.


NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At February 28, 2005, the Company had an accumulated deficit of $5,915,341. For the three months ended February 28, 2005, the Company sustained a net loss of $502,059. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company's management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of February 28, 2005, the inventory of the subsidiary AmeriChip Tool and Abrasives, LLC totaled $233,630, consisting of $223,862 of grinding and abrasive products and $9,768 of other materials.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, and accumulated depreciation thereto:

                                                                   February 28,
                                                                       2005
                                                                     --------
Furniture and fixtures                                               $ 10,439
Plant assets                                                           14,000
                                                                     --------
Total assets                                                           24,439
Less accumulated depreciation                                          (2,960)
                                                                     --------
                                                                     $ 21,479
                                                                     ========

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

The significant components of the deferred tax asset at November 30, 2004 and 2003 were as follows:

                                                   February 28,     February 28,
                                                      2005              2004
                                                   -----------      -----------

Net operating loss carryforward                    $ 5,541,000      $ 2,477,000
                                                   ===========      ===========

Warrants issued:                                   $    19,753      $    54,000
                                                   ===========      ===========

Deferred tax asset                                 $ 1,884,000      $   842,000
                                                   ===========      ===========
Deferred tax asset valuation allowance             $(1,884,000)     $  (842,000)
                                                   ===========      ===========

At February 28, 2005 and 2004, the Company has net operating loss carryforwards of approximately $5,541,000 and $2,477,000, respectively, which expires in the years 2021 through 2024. The Company recognized approximately $19,753 and $54,000 of losses from issuance of warrants for services during the three months ended February 28, 2005 and 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from February 28, 2004 to 2005 was $1,042,000.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

In, 2004, the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

During the three months ended February 28, 2005, the Company recognized $33,264 from product sales and $226 from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies Cost of sales totaled $17,262 for the three months ended February 28, 2005.


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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

The following is a summary of stock option activity:

                                                     Number of Shares
                                                     Under the Option    Weighted Average
                                                           Plan           Exercise Price
                                                     ----------------    ----------------
Outstanding December 1, 2003                                       --                  --

         Granted                                           14,650,000    $           0.11
         Exercised or expired                             (14,650,000)              (0.11)
                                                     ----------------    ----------------
Outstanding November 30, 2004                                      --                  --
                                                     ================    ================
Weighted average fair value of
         options granted during the
         period ended November 30, 2004                                  $           0.11
                                                                         ================

There were no remaining options available for grant under the Option Plan in the three months ended February 28, 2005.

Warrants
The following information was used to establish fair value of warrants issued in the three months ended February 28, 2005. The value was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%, volatility is 146%, and expected life is 3 years.

During the three months ended February 28, 2005, 1,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250, which approximates the fair value on the date of grant.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

Summarized information about stock warrants outstanding and exercisable at February 28, 2005 and the fiscal year ended November 30, 2004 are as follows:

                                                                         Weighted
                                                      Number of           Average       Average exercise
                                                      warrants         Remaining Life       price
                                                   ---------------    ---------------   ---------------
Warrants issued in 2004                                 12,621,428               2.25   $          0.09
                                                   ===============    ===============   ===============

During the three months ended February 28, 2005:
   Issued                                                3,200,000               3.00   $         0.035
   Cancelled                                            (1,050,000)              2.25   $         0.250
   Exercised                                              (150,000)                --   $         0.035
                                                   ---------------    ---------------   ---------------
Total warrants in 2005                                  14,621,428               2.50   $          0.06
                                                   ===============    ===============   ===============
Total unexercised warrants                              14,621,428               2.50   $          0.06
                                                   ===============    ===============   ===============


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

During the three months ended February 28, 2005, the Company issued 9,640,667 shares of common stock for an average of $0.02 per share for convertible debt of $400,000 and related interest costs of $10,464. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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


NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

On May 25, 2004, the Company entered into a Standby Equity Distribution Agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter "Cornell Capital") in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of February 28, 2005, the Company has received a total of $888,750 under these agreements net of associated costs totaling $161,250. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the three months ended February 28, 2005 and 2004 was $26,250 and zero, respectively.

Standby Equity Agreement Transactions
In August 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $225,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The note is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company received $206,125 in cash and incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in payment of the aforementioned note principal and related interest of $3,901. The Company had a beneficial conversion feature of $56,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 2% on interest, 8% on financing fees and 25% on the beneficial conversion feature for a total of 35%.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the three months ended February 28, 2005 and 2004 was $21,306 and zero, respectively. In the year ended November 30, 2004, Cornell Capital converted 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the three months ended February 28, 2005, Cornell Capital converted 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company had a beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the three months ended February 28, 2005 and 2004 was $14,192 and zero, respectively. In the three months ended February 28, 2005, Cornell Capital converted 2,274,979 shares of common stock for payment of note principal of $125,000. Interest of $4,027 was expensed for the three months ended February 28, 2005. The Company had a beneficial conversion feature of $62,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

Convertible Debenture
In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the three months ended February 28, 2005 and 2004, the Company recorded $19,375 and zero, respectively, of financing expense and $3,750 and zero, respectively of interest expense. Cornell Capital also converted 2,403,846 shares of common stock at $0.0199 per share for payment of principal in the amount of $50,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.


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

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock valued on the date of grant at a fair value of $140,000. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. All amounts were immediately recorded as consulting expense. During the three months ended February 29, 2005, the Company paid no fees to CEOcast, as their services were not required.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

In April 2004, the Company executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. In the year ended November 30, 2004, the Company issued 750,000 warrants under the agreement, valued at the fair value on the date of grants of $31,500. The warrant value was immediately expensed to consulting. The 200,000 shares of common stock were issued with a fair market value of $20,000.

During the three months ended February 28, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of February 28, 2005, 18,693,908 common shares have been distributed to Cornell Capital in accordance with these agreements.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at February 28, 2005 and November 30, 2004 was $750,000 and $660,000, respectively, and is included in the related party payable. The accrued interest on the principal is $300,000 and $262,500, respectively, and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $12,500. The Company recognized $90,000 of monthly expenses for the three months ended February 28, 2004 and 2004, under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating substantial revenues from operations. The amounts owed will continue to accrue monthly.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

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

The following is a summary of technology licenses and patents and accumulated amortization:

                                    February 28,     November 30,
                                       2005            2004
                                   ------------    ------------
Technology licenses and patents    $     42,069    $     42,069
   Less accumulated amortization        (18,405)        (17,353)
                                   ------------    ------------
                                   $     23,664    $     24,716
                                   ============    ============

Amortization expense was $1,052 in the three months ended February 28, 2005 and $4,207 in the year ended November 30, 2004.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $115,075 and $166,407 and as of February 28, 2005 and November 30, 2004,
respectively. These advances are not interest bearing and are payable upon demand.

In the year ended November 30, 2004, there were 5,000,000 stock options issued to a related party under the S-8 stock option plan. See Note 4.

See Note 8 regarding the licensing agreement with shareholders.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

NOTE 11 - LONG -TERM DEBT

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

Furniture and fixtures    $         6,000
Machinery and equipment            14,000
Inventory                         230,000
                          ---------------
Total purchase price      $       250,000
                          ===============

Terms of the ten-year promissory note include 3.5% interest per annum. Payment of the note includes payment of interest only of $729.17 for the first six months and monthly payments thereafter of $2,417.

 Payments are due on this note as follows for the next five years:

2005                  $ 23,940
2006                  $ 29,004
2007                  $ 29,004
2008                  $ 29,004
2009                  $ 29,004

The balance of the note at February 28, 2005 was as follows:

Related party note      $       250,000
Less: Current portion           (20,703)
                        ---------------
Long-term portion       $       225,918
                        ===============

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of $1,125 and $2,250 has been charged to expense as of February 28, 2005 and November 30, 2004, respectively.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

NOTE 11 - RESTATEMENT AND CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the three months ended February 28, 2005 and November 30, 2004, management discovered that a certain accounting position and information was not correct. The financial statements have been restated to correct errors for interest payments made to related parties, additional issuance of common stock, an improperly recorded expense and the recognition of beneficial conversion features and related interest and financing expenses of convertible debt and loans made to the Company by Cornell Capital.

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

The effect of the restatements for the period ended November 30, 2004 was to increase accumulated deficit $195,859, increase net loss $196,309 and had an immaterial effect on earnings per share. These changes were caused by an increase in deferred debt offering costs of $210,000, less amortization of $52,500, which were incorrectly recorded as a $207,000 deferred issuance cost against the $300,000 convertible debenture with Cornell Capital. The deferred debt offering cost should have only been recorded as an amortizable asset against the Standby Equity Agreement. The increase in convertible debentures, net of discounts of $143,626 incorrectly overstated the preferential conversion features associated with the promissory notes with Cornell Capital. This amount includes removing the aforementioned deferred issuance cost of $207,000 and including the corrected beneficial conversion amount of $99,107 and correcting the amortization of the beneficial conversion features previously accounted for. The decrease in accrued interest of $5,000 includes incorrectly overstated accrued interest of $12,500 which was paid in cash on related party notes and understated interest due on promissory notes with Cornell Capital. The increase in additional paid in capital of $212,633 includes the change in beneficial conversion features and the incorrectly calculated related expenses of the convertible debenture and promissory notes with Cornell Capital. The decrease in consulting services of $12,500 was improperly classified. The increase in common stock issuance was due to 30,000 shares being improperly recorded. These shares were issued for services, but only 50,000 of the contracted 80,000 shares were valued. The shares have now been valued at $0.07 per share, per the original agreement and have increased the common stock by $30, additional paid in capital by $2,070 and consulting expense by $2,100. The increase in interest and financing expense of $206,259 includes the previously unrecognized amounts for related costs and beneficial conversion features of the convertible debenture and promissory notes with Cornell Capital. This amount includes a beneficial conversion feature in the amount of $99,107 and corrections for of $107,152 of amortization and interest expenses.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

                          Year Ended November 30, 2004
--------------------------------------------------------------------------------

                             As Originally      As
                               Reported     Restated
                             -----------    -----------
Financial Position:

Deferred Offering Costs      $        --    $   157,500
Convertible Debentures       $   282,568    $   426,194
Accrued Interest             $   277,188    $   272,188
Common Stock                 $   128,757    $   128,787
Additional Paid In Capital   $ 3,906,358    $ 4,118,991
Accumulated Deficit          $(5,217,423)   $(5,411,182)

Results of Operations:

Gross Profit                 $    23,750    $    23,750
Expenses                     $(3,030,232)   $(3,017,732)
Other income (expense)       $  (265,043)   $  (471,302)
Net Loss                     $(3,271,525)   $(3,465,284)
Net loss per share           $     (0.03)   $     (0.03)

The effect of the restatements for the period ended February 28, 2005 was to decrease accumulated deficit $47,610, decrease net loss $47,610 and an immaterial effect on earnings per share. These changes were caused by a net increase in deferred debt offering costs of $131,250 which were incorrectly recorded as a beneficial conversion feature of the $300,000 convertible debenture with Cornell Capital. Also, an increase in convertible debentures, net of discounts of $217,750 which incorrectly overstated the preferential conversion features associated with the promissory notes with Cornell Capital and an increase in accrued interest of $13,390 which is associated with the interest on the Cornell Capital notes. Additionally, a decrease in additional paid in capital of $107,893 which overstated the preferred conversion features of the Cornell Capital notes, an increase in consulting expense of $11,591 which was improperly classified, and a decrease in interest and financing expense of $59,201 which were associated with an overstatement of costs associated with the Cornell Capital financing debt. An additional amount of $39,607 in expenses from a prior correction of November 30, 2004 was not reflected in the retained earnings total when the 10QSB was filed. The November 30, 2004 period has been restated and this amount is now included in the corrected retained earnings.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

                      Three Months ended February 28, 2005
--------------------------------------------------------------------------------

                              As Originally        As
                               Reported        Restated
                             -------------  ------------
Financial Position:

Deferred Offering Costs      $        --    $   131,250
Convertible Debentures       $    77,942    $   295,692
Accrued Interest             $   304,075    $   317,465
Additional Paid In Capital   $ 4,714,832    $ 4,606,939
Accumulated Deficit          $(5,921,244)   $(5,913,241)

Results of Operations:

Gross Profit                 $    16,228    $    16,228
Expenses                     $  (315,905)   $  (327,496)
Other income (expense)       $  (249,992)   $  (190,791)
Net Loss                     $  (549,669)   $  (502,059)
Net loss per share           $       nil    $        nil


NOTE 12 - SUBSEQUENT EVENTS

American Production Machining, LLC
On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003, although the deadline was subsequently extended to January 24, 2004. The Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. APM continues to operate under bankruptcy protection during this period. Subsequent to the three months ended February 28, 2005, the Company withdrew its bid with the court and does not intend to pursue this purchase.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
--------------------------------------------------------------------------------

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a purchase agreement with KSI. As of the date of these financial statements, this acquisition has not been completed. The Company intends to continue pursuing this acquisition.

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

Operating expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses decreased from $690,392 for the three months February 28, 2004 to $327,496 for the three months February 28, 2005, a decrease of $362,896. This decrease was primarily due a decrease in consulting expenses of ($542,844) offset by an increase in administrative expenses of $161,251 and a increase in legal and accounting expenses of $17,637.

Net Loss. Net loss decreased from a net loss of ($649,892) for the three months February 29, 2004 to a net loss of ($502,059) for the three months February 28, 2005, a decrease in net loss of ($147,833), primarily due to the increase in consulting expenses offset by financing expenses of ($131,998) and interest expenses of ($58,793)

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2004
                     TO THREE MONTHS ENDED FEBRUARY 29, 2003

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

Operating Expenses . Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses increased from $16,236 for the three months February 29, 2003 to $690,392 for the three months February 29, 2004, an increase of $674,156. This increase was primarily due to legal and accounting expenses associated with the acquisition in March, 2003 of all the outstanding shares of AmeriChip Ventures, Inc., accrued consulting fees and other related expenses to completing the definitive Asset Purchase Agreement with American Production Machining LLC. and the expenses related to the purchase of licenses from three shareholders arising from a cancelable licensing agreement which provides for payment to these shareholders of monthly installments of $10,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004 had an accumulated deficit of ($5,413,282) and for the quarter ended February 28, 2005, we had an accumulated deficit of $5,915,341. We have secured financing from Cornell Capital, LLC which should enable us to secure working capital for the next 24 months which will enhance our ability to conduct business. These funds will be dedicated to securing commercial space for the proposed production facility, to purchase necessary laser equipment, robot and transfer equipment necessary to implement the patented Laser Assisted Chip Control process, and to provide sufficient working capital to commence contemplated activities as well as providing funding to our wholly owned subsidiary, AmeriChip Tool & Abrasives. We may also use capital available from our agreement with Cornell Capital to complete the purchase of KSI Machine and Engineering.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures


      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

      There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended February 28, 2005.

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

On January 3, 2005, we announced the appointment of Richard Zyla as our Vice President of Process Improvement which will be effective upon the closing of our acquisition of KSI Machine & Engineering Inc. ("KSI"), a supplier of large industrial castings and molds for the automotive and aerospace industries. We announced the acquisition of KSI on December 22, 2004.

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

Date:  June 14, 2005                     By:/s/ Marc Walther
                                            ------------------------------------
                                          Marc Walther, President, CEO, Director
                                          and Authorized Signatory

                                         By:/s/ Marc Walther
                                            ------------------------------------
                                         Marc Walther, Principal Financial and
                                         Accounting Officer