Form 10QSB
period 2005-05-31
AMERICHIP INTERNATIONAL INC
filed 2005-07-15
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING MAY 31, 2005

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-33127 (Commission File Number)	98-0339467 (I.R.S. Employer Identification)

9282 General Drive, Suite 100, Plymouth, MI	48170-4607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 207-0338

(Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Patrick Russell, Attorney at Law
1600 Stout
Ste 1100
Denver, CO 80202

Telephone: (303) 534-4499

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of July 15, 2005 158,006,828 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
May 31, 2005 and November 30, 2004

ASSETS

	May 31, 2005 (Unaudited)	November 30, 2004

Current assets:
Cash	$680	$180,690
Accounts receivable - trade	15,734	32,446
Prepaid expenses	1,436	5,745
Inventory	235,215	230,000
Total current assets	253,065	448,881

Fixed assets:
Furniture & fixtures	12,464	10,439
Machinery & equipment	252,120	14,000
	264,584	24,439
Less: Accumulated depreciation	4,525	1,616
	260,059	22,823
Other assets:
Intangible assets, net of amortization	2,250	6,750
Deposits	153,200	103,200
Technology rights and patents, net of amortization	22,612	24,716
Deferred debt offering costs, net of amortization	105,000	157,500
	283,062	292,166
Total Assets	$796,186	$763,870

See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
May 31, 2005 and November 30, 2004

LIABILITIES
	May 31, 2005 (Unaudited)	November 30, 2004

Current liabilities:
Accounts payable and accrued expenses	$245,338	$149,102
Related party payable	941,774	826,407
Related party notes payable, current portion	20,884	23,940
Loan payable - employee	1,138	-
Convertible debentures, net of discounts 483,637 426,194
Accrued interest - related party	346,516	264,688
- other	8,734	7,500
Total current liabilities	2,048,021	1,697,831

Long-term debt:
Related party notes payable, net of current portion	220,627	226,060
Total liabilities	2,268,648	1,920,891

Minority interest in subsidiary	3,413	3,413

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value Authorized: 500,000,000 shares Issued & outstanding: 146,445,294 and 128,787,255 shares	146,444	128,787
Additional paid-in capital	4,902,381	4,121,061
Accumulated deficit	(6,524,700)	(5,413,282)
Total Stockholders’ Equity (Deficit)	(1,475,875)	(1,163,434)
Total Liabilities and Stockholders’ Equity (Deficit)	$796,186	$763,870

See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended May 31, 2005 and 2004

	Three Months Ended			Six Months Ended
	May 31, 2005 (Unaudited)		May 31, 2004 (Unaudited)	May 31, 2005 (Unaudited)	May 31, 2004 (Unaudited)

Sales		$25,973	$—	$59,237	$—
Commissions		—	—	226	—
		25,973	—	59,463	—
Cost of sales:		16,520	—	33,782	—
Gross profit		9,453	—	25,681	—

General & administrative expenses:
Administrative services		141,427	355	303,620	1,297
Legal and accounting		162,321	32,503	202,655	55,210
Depreciation and amortization		4,867	1,126	9,513	2,252
Consulting expense		42,000	385,000	64,189	950,033
License expense		90,000	90,000	180,000	180,000
Office expense		6,727	9,014	14,861	18,673
Stock transfer fees		—	445	—	1,370
		447,342	518,443	774,838	1,208,835
Net loss from operations		(437,889)	(518,443)	(749,157)	(1,208,835)

Other income (expense):
Forgiveness of debt		—	7,588	—	7,588
Financing expense		(49,678)	—	(181,676)	—
Interest		(121,792)	(4,500)	(180,585)	(9,000)
Total other income (expense)		(171,470)	3,088	(362,261)	(1,412)
Loss before taxes		(609,359)	(515,355)	(1,111,418)	(1,210,247)
Income taxes		—	—	—	—
Net loss		$(609,359)	$(515,355)	$(1,111,418)	$(1,210,247)

Basic and diluted net loss per common share	$	nil	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common stock shares outstanding		143,334,578	95,270,000	139,175,882	95,220,000

See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended May 31, 2005 and 2004

	May 31, 2005 (Unaudited)	May 31, 2004 (Unaudited)
Cash flows from operating activities:

Cash received from customers	$76,175	$—
Cash paid to suppliers & employees	(324,191)	(175,181)
Interest paid	(118,115	(12,500)
Net cash used by operating activities	(366,131)	(187,681)

Cash flow from investing activities:

Acquisition of fixed assets	(2,025)	—
Payments on deposits	(288,120)	(20,000)
Net cash used by investing activities	(290,145)	(20,000)

Cash flows from financing activities:

Proceeds from loan payable - employee	2,025	—
Payments on loan payable - employee	(887)	—
Payments made on related party payable	(64,633)	89,110
Payments made on related party notes payable	(8,489)	—
Proceeds received on convertible debentures	543,000	—
Proceeds from the issuance of common stock	5,250	—
Common stock issued in private placement	—	118,602

Net cash provided by financing activities	476,266	207,712

Net increase (decrease) in cash	(188,010)	31

Cash, beginning of period	180,690	—

Cash, end of period	$680	$31

See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
For the six months ended May 31, 2005 and 2004

	May 31, 2005 (Unaudited)		May 31, 2004 (Unaudited)

Reconciliation of net loss to net cash provided (used) by operating activities:

Net loss for the period		$(1,111,418)		$(1,210,247)
Add: Depreciation and amortization which did not require the use of cash		9,513		2,252
Amortization of finance charges which did not require the use of cash		258,693		—
License expense which did not require the use of cash		180,000		—
Warrants issued for services		19,524		10,500
Common stock issued for interest on convertible debt		15,453		—
Common stock issued for consulting services		63,250		1,362,500
Common stock issued for professional fees		3,750		—
		(561,235)		165,005
Adjustments to reconcile net loss to net cash used by operating activities:

(Increase) Decrease

Accounts receivable - trade		16,712		—
Prepaid expenses		4,309		—
Inventories		(5,215)		—

Increase (Decrease)

Accounts payable and accrued expenses		96,236		(349,186)
Accrued interest payable		83,062		(3,500)
Net cash used by operating activities	$	(366,131)	$	(187,681)

See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
For the six months ended May 31, 2005 and 2004

	May 31, 2005 (Unaudited)	May 31, 2004 (Unaudited)

SUPPLEMENTAL NON-CASH ACTIVITY:

Stock issued for repayment of convertible debt	$575,000	$—

Warrants issued for services	19,524	10,500

Common stock issued for interest on convertible debt	15,453	—

Common stock issued for consulting services	63,250	1,362,500

Common stock issued for professional fees	3,750	—

Common stock issued for subscriptions receivable	—	26,398

Common stock issued for debt offering costs	—	210,000

See accompanying condensed notes.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

During the six months ending May 31, 2005, no allocation of losses was made to the minority interest. Because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the six—month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At May 31, 2005, the Company had an accumulated deficit of $6,524,700. For the six months ended May 31, 2005, the Company sustained a net loss of $1,111,418. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of May 31, 2005, the inventory of the Company's subsidiary AmeriChip Tool and Abrasives, LLC totaled $235,215, consisting of $225,447 of grinding and abrasive products and $9,768 of other materials.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, at May 31, 2005:

Furniture and fixtures	$12,464
Plant assets	252,120
26,464
Less accumulated depreciation	(4,525)
$260,059

The Company recognized $4,525 in depreciation expense for the six months ended May 31, 2005. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. The Company will begin the depreciating one asset when it has been placed in service.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (hereinafter “SFAS No. 109”), “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At May 31, 2005 and 2004, the Company had deferred tax assets of approximately $2,217,000 and $1,013,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at May 31, 2005 and 2004.

The significant components of the deferred tax asset at May 31, 2005 and 2004 were as follows:

	May 31, 2005	May 31, 2004
Net operating loss carryforward	$6,505,000	$2,980,000

Warrants issued:	$19,753	$64,500

Deferred tax asset	$2,217,000	$1,013,000
Deferred tax asset valuation allowance	$(2,217,000)	$(1,013,000)

At May 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $6,505,000 and $2,980,000, respectively, which expire in the years 2021 through 2025. The Company recognized $19,753 and $64,500 of losses from issuance of warrants for services during the six months ended May 31, 2005 and 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from May 31, 2004 to 2005 was $1,204,000.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating losses and general business credit carryforwards in the event of an “ownership change” of a corporation. The Company has issued additional shares of common stock, which may have resulted in restrictions on the future use of net operating losses and tax credit carryforwards generated before an ownership change. The effect of such change has not been determined.

Revenue and Cost Recognition Policies
The Company recognizes revenue from product sales when the products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because the revenues are new and there is no historical experience on which to base an estimate. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for sales returns will be established. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer’s blueprint specifications are also being produced. These product costs

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

are market driven and the Company warrants the finished product to the extent they meet the specifications.

In 2004, the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

During the six months ended May 31, 2005, the Company recognized $59,237 of revenues from product sales and $226 from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies. Cost of sales totaled $33,782 for the six months ended May 31, 2005.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”). The Plan initially allowed the Company to issue up to 8,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. On December 12, 2003, the Company’s board of directors authorized an increase of 4,000,000 shares issuable in accordance with the terms of the Plan. In May 2004, the Company’s board of directors authorized an increase of 8,000,000 shares issuable in accordance with the terms of the Plan. All 20,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the years ended November 30, 2004 and 2003, the Company issued 14,650,000 and 5,350,000 stock options, respectively, under this plan. There are no remaining options to be issued under the Plan. The Company issued 20,000,000 options to consultants for marketing, website, and advisory services, of which 5,750,000 were to a related party. There were no options issued to officers, directors or employees. These options were all valued using the fair market value of the stock on the date of grant. On June 30, 2005, the Company filed a Form S-8 registering an additional 18,000,000 shares of common stock under this plan.

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
May 31, 2005

During the year ended November 30, 2003, options totaling 5,350,000 were exercised at an average of $0.15 per share for $783,000 of consulting services provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

The following is a summary of stock option activity:

	Number of Shares Under the Option Plan	Weighted Average Exercise Price

Outstanding December 1, 2003	—	—
Granted	14,650,000	$0.11
Exercised or expired	(14,650,000)	(0.11)
Outstanding November 30, 2004	—	—
Weighted average fair value of
options granted during the
period ended November 30, 2004		$0.11

Outstanding December 1, 2004	—	—
Granted	—	$0.11
Exercised or expired	—	(0.11)
Outstanding May 31, 2005	—	—
Weighted average fair value of
options granted during the
period ended May 31, 2005		$0.11

There were no common stock options issued in the six months ended May 31, 2005.

Warrants
The following information was used to establish fair value of warrants issued in the six months ended May 31, 2005. The value was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%, volatility is 148%, and expected life is 3 years.

During the six months ended May 31, 2005, 1,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250, which approximates the fair value on the date of grant.

In establishing fair value of warrants issued in the year ended November 30, 2004 the value was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions:  risk-free interest rate is 5%, volatility is 100%, and expected life is 3 years.

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
May 31, 2005

date of grant, was $277,000. All warrants were issued for three years and were immediately expensed to consulting.

Summarized information about stock warrants outstanding and exercisable at May 31, 2005 and the fiscal year ended November 30, 2004 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
Warrants issued in 2004	12,621,428	2.25	$0.09

During the six months ended May 31, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(1,050,000)	$0.250	$0.250
Exercised	(150,000)	—	$0.035
Total warrants outstanding at May 31, 2005	14,621,428	2.50	$0.06
Total unexercised warrants at May 31, 2005	14,621,428	2.50	$0.06

NOTE 5 - COMMON STOCK

In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six months ended May 31, 2005, the Company issued 15,983,039 shares of common stock for an average of $0.03 per share for convertible debt of $575,000 and related interest costs of $15,453. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250.

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
May 31, 2005

issued for an average of $0.06 per share for consulting and services valued at $329,585. The fair value for all common stock issuances for consulting and services was determined using the fair market value of the stock on the dates of issuance.

In 2003, three shareholders acquired 900 shares of common stock of AmeriChip, Inc., of which, 720 shares were traded for all of the 225,000 shares of common stock outstanding of AmeriChip Ventures, Inc., which became a wholly owned subsidiary. This transaction created a minority interest in AmeriChip, Inc. of 20%. The aforementioned 225,000 shares were exchanged in May 2003 for 60,000,000 shares of common stock of AmeriChip International Inc. as part of the reverse merger acquisition. As the Company had no par value for its stock and had negative stockholders’ equity at the date of the merger, a discount on common stock in the amount of $26,345 was recorded in the accompanying consolidated financial statements for the year ended November 30, 2003. During the year ended November 30, 2004, the board of directors elected to cancel the discount after subsequently raising additional paid-in capital.

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

On May 25, 2004, the Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter “Cornell Capital”) in order to provide the Company with up to $6,300,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of May 31, 2005, the Company has received a total of $1,205,500 under these agreements net of associated costs totaling $194,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the six months ended May 31, 2005 and 2004 was $52,500 and zero, respectively.

Standby Equity Agreement Transactions
In August 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $225,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $206,125 in cash and incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in payment of the aforementioned note principal and related interest of $3,901. The Company had a beneficial conversion feature of $56,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 2% on interest, 8% on financing fees and 25% on the beneficial conversion feature for a total of 35%.

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the six months ended May 31, 2005 and 2004 was $25,625 and zero, respectively. In the year ended November 30, 2004, Cornell Capital converted 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the six months ended May 31, 2005, Cornell Capital converted 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company had a beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the six months ended May 31, 2005 and 2004 was $23,750 and zero, respectively. In the six months ended May 31, 2005, Cornell Capital converted 2,274,979 shares of common stock for payment of note principal of $125,000. Interest of $9,016 was expensed for the six months ended May 31, 2005. The Company had a beneficial conversion feature of $62,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In March, 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being amortized as a financing expense over the duration of the note. Amortization for the six months ended May 31, 2005 and 2004 was $15,970 and zero, respectively. In the six months ended May 31, 2005, Cornell Capital converted 2,274,979 shares of common stock for payment of note principal of $125,000. Interest of $0 was expensed for the six months ended May 31, 2005. The Company had a beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

Convertible Debenture
In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the six months ended May 31, 2005 and 2004, the Company recorded $40,167 and zero, respectively, of financing expense and $3,750 and zero, respectively of interest expense. Cornell Capital also converted 4,282,714 shares of common stock at an average price of $0.0233 per share for payment of principal in the amount of $100,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.

NOTE 7 - CONTRACTS AND AGREEMENTS

CEOcast, Inc.
In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter “CEOcast”) to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the year ended November 30, 2004, 300,000 shares of common stock valued on the date of grant at a fair value of $30,000 were issued and recorded as consulting expense, and CEOcast agreed to cancel the agreement with no penalties and to cancel the amounts owed to CEOcast by the Company.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock valued on the date of grant at a fair value of $140,000. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. All amounts were immediately recorded as consulting expense. During the six months ended May 31, 2005, the Company paid no fees to CEOcast, as their services were not required.

RM Communications
In October 2003, the Company executed a six-month agreement with RM Communications (hereinafter “RMC”), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. The warrants were determined to have an estimated fair value of $54,000. The Company will also pay additional costs incurred by RMC in performance of the contract. During the year ended November 30, 2004, the Company issued 100,000 shares of common stock valued on the date of grant at a fair value of $18,000, 300,000 warrants, and $9,000 in cash to RMC. All amounts were immediately recorded as consulting expense.

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

During the six months ended May 31, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. See Note 4.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of May 31, 2005, 25,036,280 common shares have been distributed to Cornell Capital in accordance with these agreements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at May 31, 2005 and November 30, 2004 was $820,000 and $660,000, respectively, and is included in the related party payable. The accrued interest on the principal is $346,517 and $262,500, respectively, and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $12,500. The Company recognized $180,000 of monthly expenses for the six months ended May 31, 2005 and 2004, under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating substantial revenues from operations. The amounts owed will continue to accrue monthly.

NOTE 9 - TECHNOLOGY RIGHTS AND PATENTS

In the year ended November 30, 2003, the Company acquired rights to the patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology (“LACC”) which can be used in manufacturing.

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

	May 31, 2005	November 30, 2004
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(19,457)	(17,353)
	$22,612	$24,716

Amortization expense was $2,104 in the six months ended May 31, 2005 and $4,207 in the year ended November 30, 2004.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $130,430 and $166,407 and as of May 31, 2005 and November 30, 2004, respectively. These advances are not interest bearing and are payable upon demand.

In the year ended November 30, 2004, there were 5,000,000 stock options issued to a related party under the S-8 stock option plan. See Note 4.

See Note 8 regarding the licensing agreement with shareholders.

NOTE 11 - LONG -TERM DEBT

In August 2004, the Company through its wholly owned subsidiary, AmeriChip Tool & Abrasives LLC, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter “NASCO”), a Michigan corporation. NASCO is considered to be a related party because its president is also the president of the AmeriChip International Inc.

Assets acquired included inventory, equipment, and intangible assets. The transaction was funded by the Company’s execution of a $250,000 promissory note and a UCC-1 security interest in the assets acquired. In recording the transaction, the Company assigned fair values to the equipment and inventory, and no additional value to intangible assets acquired. The purchase was recorded as follows:

Furniture and fixtures	$6,000
Machinery and equipment	14,000
Inventory	230,000
Total purchase price	$250,000

Terms of the ten-year promissory note include 3.5% interest per annum. Payment of the note includes payment of interest only of $729 for the first six months and monthly payments thereafter of $2,417.

Payments are due on this note as follows for the next five years:

2005	$16,919
2006	$29,004
2007	$29,004
2008	$29,004
2009	$29,004

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

The balance of the note at May 31, 2005 was as follows:

Related party note	$241,511
Less: Current portion	(20,884)
Long-term portion	$220,627

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of $4,500 and $2,250 has been charged to expense as of May 31, 2005 and November 30, 2004, respectively.

NOTE 12 - RESTATEMENT AND CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the fiscal year ended November 30, 2004, management discovered that a certain accounting position and information was not correct. The financial statements have been restated to correct errors for interest payments made to related parties, additional issuance of common stock, an improperly recorded expense and the recognition of beneficial conversion features and related interest and financing expenses of convertible debt and loans made to the Company by Cornell Capital.

The Company was advised by the staff of the Securities and Exchange Commission (the “SEC Staff”) as part of a registration filing, that the accounting treatment of debt offering costs, related amortization and beneficial conversion features of the Cornell Capital convertible debenture and promissory notes should be reexamined. The Company agreed with the position of the SEC Staff and has corrected the information. The debt offering cost, which was netted against the $300,000 convertible debenture has been reported as an asset and is being amortized over the life of the standby equity agreement, which is two years. The beneficial conversion features of the promissory notes and convertible debenture are being immediately expensed in accordance with EITF 00-27 because the debt was convertible at issuance. All related amortization and financing expenses are also being immediately expensed to financing costs.

The effect of the restatements for the period ended November 30, 2004 was to increase accumulated deficit $195,859, increase net loss $196,309 and had an immaterial effect on earnings per share. These changes were caused by an increase in deferred debt offering costs of $210,000, less amortization of $52,500, which were incorrectly recorded as a $207,000 deferred issuance cost against the $300,000 convertible debenture with Cornell Capital. The deferred debt offering cost should have only been recorded as an amortizable asset against the standby equity agreement. The increase in convertible debentures, net of discounts of $143,626 incorrectly overstated the preferential conversion features associated with the promissory notes with Cornell Capital. This amount includes removing the aforementioned deferred issuance cost of $207,000 and including the corrected beneficial conversion amount of $99,107 and correcting the amortization of the beneficial conversion features previously accounted for. The decrease in accrued interest of $5,000 includes incorrectly overstated accrued interest of $12,500 which was

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

paid in cash on related party notes and understated interest due on promissory notes with Cornell Capital. The increase in additional paid in capital of $212,633 includes the change in beneficial conversion features and the incorrectly calculated related expenses of the convertible debenture and promissory notes with Cornell Capital. The decrease in consulting services of $12,500 was improperly classified. The increase in common stock issuance was due to 30,000 shares being improperly recorded. These shares were issued for services, but only 50,000 of the contracted 80,000 shares were valued. The shares have now been valued at $0.07 per share, per the original agreement and have increased the common stock by $30, additional paid in capital by $2,070 and consulting expense by $2,100. The increase in interest and financing expense of $206,259 includes the previously unrecognized amounts for related costs and beneficial conversion features of the convertible debenture and promissory notes with Cornell Capital. This amount includes a beneficial conversion feature in the amount of $99,107 and corrections for $107,152 of amortization and interest expenses.

Year Ended November 30, 2004

	As Originally	As
	Reported	Restated
Financial Position:

Deferred Offering Costs	$—	$157,500
Convertible Debentures	$282,568	$426,194
Accrued Interest	$277,188	$272,188
Common Stock	$128,757	$128,787
Additional Paid In Capital	$3,906,358	$4,118,991
Accumulated Deficit	$(5,217,423)	$(5,411,182)

Results of Operations:

Gross Profit	$23,750	$23,750
Expenses	$(3,030,232)	$(3,017,732)
Other income (expense)	$(265,043)	$(471,302)
Net Loss	$(3,271,525)	$(3,465,284)
Net loss per share	$(0.03)	$(0.03)

NOTE 13 - SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

$100,000 and signed a purchase agreement with KSI. As of the date of these financial statements, this acquisition has not been completed.  The board of directors of AmeriChip International, Inc. entered into a licensing agreement with KSI Machine & Engineering, Inc. for the use of Americhip’s patented Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The Company intends to continue pursuing this acquisition.

Cornell Capital Standby Equity Agreement
Subsequent to May 31, 2005, the Company notified Cornell in writing that we would no longer draw down any funds against the existing SEDA..

Seco-Carabology
In July 2005, the Company’s wholly owned subsidiary, AmeriChip Tool and Abrasive has been awarded an expanded territory by Seco-Carabology in the state of Michigan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended November 30, 2004. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

On February 27, 2003, our board of directors approved the termination of our exploration activity and the acquisition of the AmeriChip Laser Assisted Chip Control (“LACC”) technology.

On February 27, 2003 our Board of Directors signed an Agreement and Plan of Reorganization with AmeriChip Ventures, Inc. (“AVI”), of Detroit, Michigan to acquire 100% of the outstanding common stock of AVI, in exchange for 60 million shares of our common stock.

On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003 were consummated pursuant to which we, AVI and AVI shareholders agreed to effect a reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of AVI’s common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, the former Chairman of our Board of Directors, Marc Walther, our Chief Executive Officer, and Ed Rutkowski, a member of our Board of Directors. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

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

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, a Michigan limited liability company (“APM”) to acquire certain of its assets, pay APM’s outstanding balance to Comerica Bank and, assume $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. Currently, we have secured the financing resources to pursue this acquisition with our agreement with Cornell Capital. In August 2004, we tendered a bid to the United States Bankruptcy Court to pursue our acquisition of APM. On April 13th, 2005, the Company on advice of counsel withdrew its offer to purchase the assets of APM.

In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol “ACHI”.

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

GSI Lumonics - A leading provider of laser equipment. GSI Lumonics has been used as the exclusive supplier of laser equipment to the Company.  This is being done, in part, as a result of GSI’s participation and support of the Company during our research and development stage.

Creative Automation - A leading integrator of palletized automation and integration with laser, robots and part quality.

Seco-Carboloy - Carboloy, a Seco Tools company, is a leader in metalworking technology.

The Company does not have written agreements with the three named strategic alliance companies. The Company’s arrangement with GSI Lumonics is that the Company will exclusively purchase lasers and robots from them in exchange for being able to run trials in their laboratory in their Caton, MI testing facility. Meritage, Inc. will be utilized if there is a requirement to process a fully automated system which includes lasers robots and conveyors. Should an order require palletization, then the Company is committed to giving Creative Automation Company the right to fill the requirement on a first come, first serve basis. All of the Company arrangements are sales driven.

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC. (“ATA”). The new subsidiary will be responsible for providing all the tools necessary for metal removal in the machining process.

On July 19, 2004, ATA secured the right to represent Seco-Carboloy, in addition to Kinik, Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with: Kinik - Grinding Wheels , Superior Abrasive - abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives), and Cumi (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.americhipta.com The Company derives the Company’s income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

On August 3, 2004, ATA announced its purchase of the Nasco Brand name of abrasive products. This line of abrasive products has been sold throughout the United States and Canada for many years. The Company believes that the acquisition of this brand and its inventory will allow its subsidiary, AmeriChip Tool and Abrasives, to immediately generate sales by offering a wider breadth of products for all its current and future customers who require abrasive products in their manufacturing processes. Abrasives are typically used in the process after machining. The purchase of this brand name is consistent with the implementation of the Company’s business model.

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

Currently coolant is deployed to flush the long stringy chips out of the machine components and remove them from the machine base itself. If the base becomes clogged it can cause many hours of non-productive down time and added costs while the machinery is cleaned. Coolant represents a major component of the entire manufacturing processes, representing as much as 15% of the total machining production cost. Coolant also has to be disposed of in accordance with environmental regulations, adding even more cost. Additional, coolant fumes may pose potentially serious health risks and the cause of long term problems when inhaled. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) has established standards for coolant exposure in the five (5ml) per cubic meter and has requested that even stricter regulations be adopted at ten times more stringent. The multiple cost factor associated with the use of coolant as well as related health and environmental factors represent a challenge for metal machining manufacturing companies to significantly reduce the consumption of coolant or to eliminate its use altogether. By eliminating the use of coolant, incidence of workman’s compensation claims will be dramatically reduced. Additionally, the ribbons of metal chips that remain following the machining of metal components without the contamination of bacteria laden coolant will provide an additional revenue source for the company as the “chips” can be salvaged and recycled.

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

In this scenario, the customer would deliver raw goods (un-machined auto parts) to our facility where we would apply the LACC process and the customer would retrieve the “treated” part for machining at their location. Such a plan would require the purchase of several specialized lasers and robotics and the leasing of approximately 40,000 sq ft.

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
4.	Reduction of overtime because of increased through-put per machine
5.	Reduced use of Hi-Lo driver’s time to removed containers filled quickly because of the chip bundles. Few containers are necessary due to chip compaction.
6.	Improved tool life due to less breakage because of chip bundles
7.	Less machine maintenance required
8.	Reduced scrap
9.	Elimination of coolant. The LACC process does not require the use of coolant whatsoever. The working environment is therefore less toxic, cleaner and safer.
10.	Reduction in coolant filter cost
11.	Reduction in coolant disposal cost
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

1.	Elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals
2.	Reduced welding and packing of chips, which reduces the wear and tear on cutting tools
3.	Improved chip disposal and handling costs through better management of chip lengths
4.	Reduced capital equipment expenditures since high-pressure coolant systems are no longer necessary
5.	The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.

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

The LACC process provides for increased through-put for each machine and therefore more work can be accomplished per shift, allowing for the reduction of overtime costs required to ensure that jobs are completed on schedule. With no chip bundles being produced, a client would no longer need to use a Hi-Lo driver’s time to removed containers filled with chip bundles. In addition, fewer containers are necessary due to chip compaction adding to reduced costs. Other benefits included improved tool life due to less breakage because of chip bundles, less machine maintenance, reduced scrap and the scrap that remains can be recycled and sold for cash. Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

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
.
One of the key benefits to applying the LACC process prior to machining is that it results in tooling and process efficiencies. This is accomplished due to the elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals. In addition, the welding and packing of chips is reduced which normally affects the wear and tear on cutting tools, shortening their life span. Improved chip disposal and handling costs through better management of chip lengths makes the machining process run much more smoothly. Since high-pressure coolant systems are no longer necessary, the client will enjoy reduced capital equipment expenditures. The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. As of the report date of these financial statements, this acquisition has not been completed.

The completion of the transaction is subject to a number of factors, including but not limited to, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. There can be no assurance that the purchase will be consummated. The material terms of the agreement are as follows: The stock purchase will be for an aggregate consideration of $3.2 million. The Company agreed under a separate agreement with Mr. Jim Kotsonis, owner of KSI to issue 500,000 restricted shares of the Company’s common stock for consulting services to be rendered over the next 18 months.

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

RM Communications

In October 2003, we executed a six-month agreement with RM Communications (hereinafter “RMC”), to provide services and website development for AmeriChip. RMC is entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. We will also pay additional costs incurred by RMC in performance of the contract.

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended February 28, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250

Current Products and Services

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

As of September 8, 2004, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved. The approved patents are as follows:

1.	“UNITED STATES PATENT RUTKOWSKI” with PTO Patent Number 5,200,593, issued April 6, 1993.
2.	“UNITED STATES PATENT RUTKOWSKI” with PTO Patent Number 5,384,446, issued January 24, 1995.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF SIX MONTHS ENDED MAY 31, 2005
TO SIX MONTHS ENDED MAY 31, 2004

Revenue Recognition. We have generated revenues from our operations during the last two years. We recognize revenue, if and when received, of which there is no assurance, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Revenues and Sales. Revenues for the six months ended May 31, 2005 increased from $0 for the six months ended May, 2004 to $59,237. Gross Profit for the six months ended May 31, 2005 increased from $0 for the six months ended May 31, 2004 to $25,681. The increases were primarily from the sales of product less $226 in commissions and $33,782 in cost of sales.

Operating Expenses . Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses decreased from $1,208,835 for the six months ended May 31, 2004 to $774,838 for the six months ended May 31, 2005, a decrease of ($433,997). This decrease was primarily due to a decrease in consulting expense of ($885,811), a decrease in office expense of ($3,812) which were offset by an increase in administrative services of $302,323, an increase in legal and accounting of $147,445, and an increase in depreciation and amortization of $7,261.

Net Loss. Net loss increased from a net loss of ($1,210,247) for the six months ended May 31, 2004 to a net loss of ($1,111,419) for the six months ended May 31, 2005, an decrease in net loss of ($98,828), primarily due to the increase in other expenses of $360,849, offset by an increase in net loss for operations of  ($433,947).

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MAY 31, 2005
TO THREE MONTHS ENDED MAY 31, 2004

Revenues and Sales. Revenues for the three months ended May 31, 2005 increased from $0 for the three months ended May 31, 2004 to $25,973. Gross Profit for the three months ended May 31, 2005 increased from $0 for the three months ended May 31, 2004 to $9,453. The increases were primarily from the sales of product less $16,520 in costs of sales.

Operating expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expenses decreased from $518,443 for the three months ended May 31, 2004 to $447,342 for the three months ended May 31, 2005, a decrease of ($71,101). This decrease was primarily due a decrease in consulting expenses of ($343,000) and a decrease in office expense of ($2,287) which was offset by an increase in administrative services of $141,072, an increase in legal and accounting of $129,818, and an increase in depreciation and amortization of $3,741.

Net Loss. Net loss increased from a net loss of ($515,355) for the three months ended May 31, 2004 to a net loss of ($609,359) for the three months ended May 31, 2005, being an increase in net loss of ($94,004). This increase in net loss is primarily due to an increase in financing expense of $49,678 and an increase in interest of $117,292 offset by a reduction in forgiveness of debt of ($7,588).

PLAN OF OPERATION

While we are in the process of finalizing our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated in 2004. .

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our laser and robotic equipment required in the implementation of the LACC process and as such we have moved our equipment into that space at KSI. We are currently conducting trials for the possible implementation our process for a number of customers. KSI Machine and Engineering is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines.

We believe that the patented technology, Laser Assisted Chip Control process ("LACC") for companies engaged in the machining of automobile parts can produce significant revenues for us. While we are optimistic about our initial customer experiences, there can be no assurances that the savings realized will be experience by all customers or that we will achieve significant revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004 had an accumulated deficit of ($5,217,423) and for the quarter ended May 31, 2005, we had an accumulated deficit of ($6,524,700).  For the year ended November 30, 2004, we sustained a net loss of ($3,271,525) and for the quarter ended May 31, 2005, we had a net loss of ($1,111,418).

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter “APM”) to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003. We were, at the time, unable to obtain the necessary funding to conclude the transaction. Currently, the Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. In April 2005, the Company withdrew its bid with the court and does not intend to pursue this purchase.

As a result of our new relationship with KSI Machine and Engineering, we no longer need to access the Line of Credit arranged with Cornell Capital Partners, LLC. Accordingly on June 20, 2005 we informed Cornell in writing that we would no longer draw down any funds against the existing SEDA. We also requested that Cornell provide a full accounting of all transaction from inception with respect to the our account with Cornell. We believe that a full accounting will show that we have overpaid Cornell.

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

PART II - OTHER INFORMATION

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended May 31, 2005.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended May 31, 2005. .

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended May 31, 2005.

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

On April 19, 2005, we issued a press release to announce the withdrawal from the bidding on American Production Machining, LLC due to the changes in the financial condition of APM.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2005	By:	/s/ Marc Walther

Marc Walther, President, CEO, Director and Authorized Signatory

By:	/s/ Marc Walther

Marc Walther, Principal Financial and Accounting Officer