Form 10KSB/A
period 2004-11-30
AMERICHIP INTERNATIONAL INC
filed 2005-10-17
CIK 1132487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                  Amendment Two


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

      None

Transitional Small Business Disclosure Format (check one)

      Yes |_| No |X|

                          AMERICHIP INTERNATIONAL, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended November 30, 2004

                                TABLE OF CONTENTS

                                                                                    PAGE

                                     PART I
Item 1.       Description of the Business.......................................       1
Item 2.       Description of the Property.......................................      11
Item 3.       Legal Proceedings.................................................      11
Item 4.       Submission of Matters to Vote of Security Holders.................      12

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..........      13
Item 6.       Management's Discussion and Analysis..............................      14
Item 7.       Financial Statements..............................................      18
Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................      18
Item 8A.      Controls and Procedures...........................................      18
Item 8B.      Other Information.................................................      18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.................      19
Item 10.      Executive Compensation............................................      21
Item 11.      Security Ownership of Certain Beneficial Owners and Management....      23
Item 12.      Certain Relationships and Related Transactions....................      24
Item 13.      Exhibits .........................................................      33
Item 14.      Principal Accountant Fees and Services ...........................      33

Signatures......................................................................      35

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

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, " defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the Company utilizes the Black Scholes fair value model to value all options and warrant grants. Upon exercise of options warrants, all common stock shares issued thereunder will have the same rights and privileges as other common stock outstanding.

Following guidance by EITF 00-27 the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

In accordance with EITF 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

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

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Following guidance by EITF 00-27 the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

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

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

Following guidance by EITF 00-27 the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

In accordance with EITF 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
--------------------------------------------------------------------------------

The following is a summary of debt transactions with Cornell Capital during the year ended November 30, 2004:

                                   Loan 1      Loan 2      Loan 3       Total
                                  ---------   ---------   ---------   ---------
Promissory Note
   12% annual interest
   term: 62 days                    225,000          --          --     225,000
Promissory Note
   12% annual interest
   term: 89 days                         --     275,000          --     275,000
Convertible Debenture
   5% annual interest
   term: 3 years                         --          --     300,000     300,000
                                  ---------   ---------   ---------   ---------
Total Notes at Face Value           225,000     275,000     300,000     800,000
   Less: principal payments
         converted by stock        (225,000)    (50,000)         --    (275,000)
   Less: Discount due to
         related financing costs    (18,875)    (25,625)    (93,000)   (137,500)
   Add:  Amortization
         of related financing
         costs                       18,875       4,319      15,500      19,819
                                  ---------   ---------   ---------   ---------

Total Current Debt                $      --   $ 203,694   $ 222,500   $ 426,194
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      The Company's management has evaluated, with the participation of its principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer's disclosure controls and procedures, as of November 30, 2004.

      a. Management of the issuer has evaluated, with the participation of its principal executive and principal financial officers, or persons performing similar functions, the effectiveness, as of 11-30-04 of the issuer's internal control over financial reporting. The framework on which management's evaluation of the Company's internal control over financial reporting is based must be a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment.

      b. The management of the Company has evaluated, with the participation of the it's principal executive and principal financial officers, or persons performing similar functions, any change in the issuer's internal control over financial reporting, that occurred during the fiscal year ended 11-30-04 that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

      c. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. These include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      d. The Company believes that its internal control over financial reporting, defined as a process designed by, or under the supervision of, it's principal executive and principal financial officers, or persons performing similar functions, and effected by the it's Board of Directors, management and other personnel, provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

      2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of it's management and directors; and

      3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.


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

      AmeriChip International Inc.

By: Marc Walther
    President, Chief Executive Officer, Principal
    Accounting Officer, Chairman
    of the Board of Directors
    October 17, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.


/s/ Marc Walther

Marc Walther
President, Chief Executive Officer, Principal
Accounting Officer, Chairman
of the Board of Directors
October 17, 2005


/s/ Edward Rutkowski

Edward Rutkowski
Director
October 17, 2005


/s/ Russ Weldon

Russ Weldon
Director
October 17, 2005