Form 10QSB
period 2005-08-31
AMERICHIP INTERNATIONAL INC
filed 2005-10-17
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING AUGUST 31, 2005

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

As of October 17, 2005 222,885,535 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS

	August 31, 2005 (unaudited)	November 30, 2004

ASSETS

CURRENT ASSETS
Cash	$12,027	$180,690
Accounts receivable - trade	18,172	32,446
Prepaid expenses	7,277	5,745
Inventory	232,766	230,000
TOTAL CURRENT ASSETS	270,242	448,881

FIXED ASSETS
Furniture & fixtures	12,464	10,439
Machinery & equipment	254,620	14,000
Less accumulated depreciation	(11,709)	(1,616)
TOTAL FIXED ASSETS	255,375	22,823

OTHER ASSETS
Intangible assets, net of amortization	—	6,750
Deposits	153,200	103,200
Technology rights and patents, net of amortization	21,561	24,716
Deferred debt offerings costs, net of amortization	78,750	157,500
TOTAL OTHER ASSETS	253,511	292,166

TOTAL ASSETS	$779,128	$763,870

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,122	$149,102
Related party payable	1,024,873	826,407
Related party notes payable, current portion	21,006	23,940
Loan payable - employee	438	—
Convertible debentures, net of discounts	181,000	426,194
Accrued interest - related party	388,526	264,688
Accrued interest - other	14,954	7,500
Deposits - private placements	46,603	—
TOTAL CURRENT LIABILITIES	1,994,522	1,697,831

LONG TERM LIABILITIES
Related party notes payable, net of current portion	217,075	226,060
TOTAL LONG TERM LIABILITIES	217,075	226,060

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized,
196,415,298 and 128,787,255 shares issued and outstanding	196,415	128,787
Additional paid-in capital	6,267,883	4,121,061
Accumulated deficit	(7,900,180)	(5,413,282)
TOTAL STOCKHOLDERS' DEFICIT	(1,435,882)	(1,163,434)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$779,128	$763,870

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)

REVENUES
Sales	$29,560	$5,940	$88,797	$5,940
Commissions	—	—	226	—

	29,560	5,940	89,023	5,940

COST OF SALES	13,787	3,399	47,569	3,399

Gross Profit	15,773	2,541	41,454	2,541

EXPENSES
Administrative service	65,212	140,848	368,832	144,067
Legal and accounting	52,986	165,433	255,641	220,643
Depreciation and amortization	10,485	33,029	19,998	35,461
Consulting expense	977,475	971,585	1,041,664	1,921,618
Directors fee	—	17,500	—	17,500
License expense	90,000	90,000	270,000	270,000
Office expense	11,847	3,010	26,708	22,980
Stock transfer fees	—	2,420	—	3,790
Total Expenses	1,208,005	1,423,825	1,982,843	2,636,059

LOSS FROM OPERATIONS	(1,192,232)	(1,421,284)	(1,941,389)	(2,633,518)

OTHER INCOME (EXPENSE)
Forgiveness of debt	—	—	—	7,588
Financing expense	(73,613)	—	(255,289)	—
Interest	(109,635)	(60,500)	(290,220)	(69,500)
Total Other Income (Expense)	(183,248)	(60,500)	(545,509)	(61,912)

LOSS BEFORE TAXES	(1,375,480)	(1,481,784)	(2,486,898)	(2,695,430)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(1,375,480)	$(1,481,784)	$(2,486,898)	$(2,695,430)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	173,921,721	107,246,523	146,960,491	98,312,931

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended August 31, 2005 (unaudited)	Nine Months Ended August 31, 2004 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$103,297	$—
Cash paid to suppliers & employees	(315,620)	(354,561)
Interest paid	(158,928)	(62,500)
Net cash used by operating activities	(371,251)	(417,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(242,645)	(30,000)
Payments on deposits	(50,000)	(70,000)
Net cash used by investing activities	(292,645)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - employee	2,025	—
Payments on loan payable - employee	(1,587)	—
Payments on related party payable	(71,534)	107,574
Payments made on related party notes payable	(11,919)	—
Proceeds received on convertible debentures	543,000	—
Proceeds from the issuance of common stock	35,248	525,000
Common stock issued in private placement	—	118,602
Subscription receivable paid	—	5,000
Net cash provided by financing activities	495,233	756,176

NET INCREASE (DECREASE) IN CASH	(168,663)	239,115

CASH, BEGINNING OF PERIOD	180,690	—

CASH, END OF PERIOD	$12,027	$239,115

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended August 31, 2005 (unaudited)	Nine Months Ended August 31, 2004 (unaudited)

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(2,486,898)	$(2,695,430)

Depreciation and amortization which did not require the use of cash	19,998	35,461
Amortization of fniance charges which did not require the use of cash	215,556	—
Licenses expense which did not require the use of cash	270,000	—
Warrants issued for services	19,524	305,600
Common stock issued for interest on convertible debt	15,453	—
Common stock issued for consulting services	1,215,475	2,394,485
Common stock issue for professional services	3,750	—
Net cash used by operating activities	(727,142)	40,116

Adjustments to reconcile net loss to net cash used by operating activities

(Increase) Decrease
Accounts receivable - trade	14,274	(5,940)
Prepaid expenses	(1,532)	—
Inventories	(2,766)	(218,988)

(Increase) Decrease
Accounts payable and accrued expenses	168,020	(239,249)
Accrued interest payable	131,292	7,000
Deposits - private placement	46,603	—
Net cash used by operating activities	$(371,251)	$(417,061)

SUPPLEMENTAL NON-CASH ACTIVITY

Stock issued for repayment of convertible debt	$925,000	$—
Warrants issued for services	19,524	305,600
Common stock issued for interest on convertible debt	15,453	—
Common stock issued for consulting services	1,215,475	2,394,485
Common stock issued for professional services	3,750	—
Common stock issued for subscriptions	—	26,398
Common stock issued for debt offering costs	—	210,000
Stock issued for intangibles	—	9,000
Note payable for inventory & equipment	—	250,000

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

NOTE 1 – BASIS OF PRESENTATION

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

During the nine months ending August 31, 2005, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the nine-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At August 31, 2005, the Company had an accumulated deficit of $7,900,180. For the nine months ended August 31, 2005, the Company sustained a net loss of $2,486,898. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company’s management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of August 31, 2005, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $232,766, consisting of $222,998 of grinding and abrasive products and $9,768 of other materials.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, at August 31, 2005:

Furniture and fixtures	$12,464
Plant assets	254,620
267,084
Less accumulated depreciation	(11,709)
$255,375

The Company recognized $10,093 in depreciation expense for the nine months ended August 31, 2005. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. The Company will begin the depreciating one asset when it has been placed in service.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

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

At August 31, 2005 and November 30, 2004, the Company had deferred tax assets of approximately $2,686,000 and $1,652,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at August 31, 2005 and November 30, 2004.

The significant components of the deferred tax assets at August 31, 2005 and November 30, 2004 were as follows:

	August 31, 2005	November 30, 2004

Net operating loss carryforward	$7,900,180	$4,858,000

Warrants issued:	$—	$305,600

Deferred tax asset	$2,686,000	$1,652,000
Deferred tax asset valuation allowance	$(2,686,000)	$(1,652,000)

At August 31, 2005 and November 30, 2004, the Company has net operating loss carryforwards of approximately $7,900,180 and $4,858,000, respectively, which expire in the years 2021 through 2025. The Company recognized $0 and $305,600 of losses from issuance of warrants for services as of August 31, 2005 and November 30, 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2004 to August 30, 2005 was $1,034,000.

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
August 31, 2005

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

During the nine months ended August 31, 2005, the Company recognized $88,797 of revenues from product sales and $226 from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies. Cost of sales totaled $47,569 for the nine months ended August 31, 2005.

NOTE 4 – STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”). The Plan initially allowed the Company to issue up to 8,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. On December 12, 2003, the Company’s board of directors authorized an increase of 4,000,000 shares issuable in accordance with the terms of the Plan. In May 2004, the Company’s board of directors authorized an increase of 8,000,000 shares issuable in accordance with the terms of the Plan. All 20,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the years ended November 30, 2004 and 2003, the Company issued 14,650,000 and 5,350,000 stock options, respectively, under this plan. There are no remaining options to be issued under the Plan. The Company issued 20,000,000 options to consultants for marketing, website, and

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

advisory services, of which 5,750,000 were to a related party. There were no options issued to officers, directors or employees. These options were all valued using the fair market value of the stock on the date of grant. On June 30, 2005, the Company filed a Form S-8 registering an additional 18,000,000 shares of common stock under this plan. On August 4, 2005, the Company filed a Form S-8 registering an additional 20,000,000 shares of common stock under this plan. On September 19, 2005, the Company filed a Form S-8 registering an additional 22,000,000 shares of common stock under this plan.

During the year ended November 30, 2004, options totaling 14,650,000 were exercised at an average of $0.11 per share for $1,582,500 of consulting services provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

During the nine month period ending August 31, 2005, options totaling 22,325,000 were exercised at an average of $0.03 per share for $728,000 of consulting fees provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

The following is a summary of stock option activity:

	Number of Shares Under the Option Plan	Weighted Average Exercise Price

Outstanding December 1, 2003	—	—
Granted	14,650,000	$0.11
Exercised or expired	(14,650,000)	(0.11)
Outstanding November 30, 2004	—	$—
Weighted average fair value of
options granted during the
period ended November 30, 2004		$0.11

Outstanding December 1, 2004	—	$—
Granted	38,000,000	0.03
Exercised or expired	(22,325,000)	(0.03)
Outstanding August 31, 2005	15,675,000	$0.03
Weighted average fair value of
options granted during the
period ended August 31, 2005		$0.03

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

Warrants
The fair value of warrants issued in the nine months ended August 31, 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%, volatility is 148%, and expected life is 3 years.

During the nine months ended August 31, 2005, 1,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised during the six months ended May 31, 2005 for common stock for cash of $5,250, which approximates the fair value on the date of grant. In June, 2005, these 3,050,000 of outstanding warrants were cancelled and replaced by the issuance of 6,065,000 shares of common stock.

In establishing fair value of warrants issued in the year ended November 30, 2004, the value was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 5%, volatility is 100%, and expected life is 3 years.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

Summarized information about stock warrants outstanding and exercisable at August 31, 2005 and the fiscal year ended November 30, 2004 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price

Warrants issued and exercised for 2004	12,621,428	2.25	$0.09

During the nine months ended August 31, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(3,050,000)	3.00	0.035
Exercised	(150,000)	—	0.035
Total warrants outstanding at August 31, 2005	—	—	$—
Total unexercised warrants at August 31, 2005	—	—	$—

NOTE 5 – COMMON STOCK

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

During the nine months ended August 31, 2005, the Company issued 32,133,043 shares of common stock for an average of $0.03 per share for convertible debt of $925,000 and related interest costs of $15,453. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6.) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250; 6,065,000 shares of common stock were issued in exchange for the cancellation of all outstanding warrants issued by the Company at a price of $0.35 per share for a fair value of $212,275; 2,800,000 shares of common stock were issued in a private placement for $29,998 in cash; 26,505,000 shares were issued at an average price of $0.03 per share for consulting services with a fair value of $872,700.

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
August 31, 2005

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

NOTE 6 – CORNELL CAPITAL PARTNERS LP FINANCING

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

On May 25, 2004, the Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter “Cornell Capital”) in order to provide the Company with up to $6,000,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of August 31, 2005, the Company has received a total of $1,205,500 under these agreements net of associated costs totaling $194,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the nine months ended August 31, 2005 and 2004 was $78,750 and $26,250, respectively.

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

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the nine months ended August 31, 2005 and 2004 was $25,625 and zero, respectively. In the year ended November 30, 2004, Cornell Capital received 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the nine months ended August 31, 2005, Cornell Capital converted 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company had a beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the nine months ended August 31, 2005 and 2004 was $23,750 and zero, respectively. In the nine months ended August 31, 2005, Cornell Capital converted 2,274,979 shares of common stock for payment of note principal of $125,000. Interest of $9,016 was expensed for the nine months ended August 31, 2005. The Company had a beneficial conversion feature of $62,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In March, 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being amortized as a financing expense over the duration of the note. Amortization for the nine months ended August 31, 2005 and 2004 was $14,250 and zero, respectively. In the nine months ended August 31, 2005, Cornell Capital received 6,119,661 shares of common stock for payment of note principal of $150,000. Interest of $0 was expensed for the nine months ended August 31, 2005. The Company had a beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In June, 2005, the Company’s board of directors agreed to cancel its standby equity agreement with Cornell Capital. The Company’s management feels that this cancellation is in the best interest of the Company. In addition, the Company requested a complete accounting from Cornell Capital related to the standby equity agreement, from inception to the current date. As of August 31, 2005, no accounting related to this agreement has been received from Cornell.

Convertible Debenture
In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the nine months ended August 31, 2005 and 2004, the Company recorded $93,000 and zero, respectively, of financing expense and $3,750 and zero, respectively of interest expense. Cornell Capital also received 14,219,021 shares of common stock at an average price of $0.0211 per share for payment of the entire principal in the amount of $300,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.

NOTE 7 – CONTRACTS AND AGREEMENTS

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

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock valued on the date of grant at a fair value of $140,000. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. All amounts were immediately recorded as consulting expense. During the nine months ended August 31, 2005, the Company paid no fees to CEOcast, as their services were not required.

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
August 31, 2005

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

During the nine months ended August 31, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. See Note 4. In addition, during the nine months ended August 31, 2005, the Company cancelled the 3,050,000 warrants outstanding which were issued to RMC, and issued 6,065,000 shares of restricted common stock to replace these cancelled warrants. These restricted shares were issued at a price of $0.035 per share, for a total amount of $212,275, which was expensed as consulting expenses at the time of their issue.

Seco-Caraboloy
In July, 2005, the Company’s wholly owned subsidiary, AmeriChip Tool and Abrasive has been awarded an expanded territory by Seco-Caraboloy in the State of Michigan.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of August 31, 2005, 41,186,284 common shares have been distributed to Cornell Capital in accordance with these agreements.

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at August 31, 2005 and November 30, 2004 was $930,000

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

and $660,000, respectively, and is included in the related party payable. The accrued interest on the principal is $388,526 and $262,500, respectively, and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $12,500. The Company recognized $270,000 of monthly expenses for the nine months ended August 31, 2005 and 2004, under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating substantial revenues from operations. The amounts owed will continue to accrue monthly.

NOTE 9 – TECHNOLOGY RIGHTS AND PATENTS

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

The following is a summary of technology licenses and patents and accumulated amortization:

	August 31, 2005	November 30, 2004
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(20,508)	(17,353)
	$21,561	$24,716

Amortization expense was $3,155 in the nine months ended August 31, 2005 and $4,207 in the year ended November 30, 2004.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $94,873 and $166,407 and as of August 31, 2005 and November 30, 2004, respectively. These advances are not interest bearing and are payable upon demand.

In the year ended November 30, 2004, there were 5,000,000 stock options issued to a related party under the S-8 stock option plan. See Note 4.

See Note 8 regarding the licensing agreement with shareholders.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

NOTE 11 – LONG -TERM DEBT

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

Payments are due on this note as follows for the next five years:

2005	$9,668
2006	$29,004
2007	$29,004
2008	$29,004
2009	$29,004

The balance of the note at May 31, 2005 was as follows:

Related party note	$238,081
Less: Current portion	(21,006)
Long-term portion	$217,075

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of $6,750 and $2,250 has been charged to expense as of August 31, 2005 and November 30, 2004, respectively.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005

NOTE 12 – RESTATEMENT AND CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the fiscal year ended November 30, 2004, management discovered that a certain accounting position and related information were not correct. The financial statements have been restated to correct errors for interest payments made to related parties, additional issuance of common stock, an improperly recorded expense and the recognition of beneficial conversion features and related interest and financing expenses of convertible debt and loans made to the Company by Cornell Capital.

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
August 31, 2005

includes a beneficial conversion feature in the amount of $99,107 and corrections for $107,152 of amortization and interest expenses.

Year Ended November 30, 2004

	As Originally Reported	As Restated
Financial Position:

Deferred Offering Costs	—	$157,500
Convertible Debentures	$282,568	$426,194
Accrued Interest	$277,188	$272,188
Common Stock	$128,757	$128,787
Additional Paid-in Capital	$3,906,358	$4,118,991
Accumulated Deficit	$(5,217,423)	$(5,411,182)

Results of Operations:

Gross Profit	$23,750	$23,750
Expenses	$(3,030,232)	$(3,017,732)
Other Income (Expense)	$(265,043)	$(471,302)
Net Loss	$(3,271,525)	$(3,465,284)
Net Loss per Share	$(0.03)	$(0.03)

NOTE 13 – SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. As of the date of these financial statements, this acquisition has not been completed.  The board of directors of AmeriChip International Inc. entered into a licensing agreement with KSI Machine & Engineering, Inc. for the use of Americhip’s patented Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The Company intends to continue pursuing this acquisition.

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

The Company does not have written agreements with the three named strategic alliance companies. The Company’s arrangement with GSI Lumonics is that the Company will exclusively purchase lasers and robots from them in exchange for being able to run trials in their laboratory in their Canton, MI testing facility. Meritage, Inc. will be utilized if there is a requirement to process a fully automated system which includes lasers robots and conveyors. Should an order require palletization, then the Company is committed to giving Creative Automation Company the right to fill the requirement on a first come, first serve basis. All of the Company arrangements are sales driven.

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC. (“ATA”). The new subsidiary will be responsible for providing all the tools necessary for metal removal in the machining process.

On July 19, 2004, ATA secured the right to represent Seco-Carboloy, in addition to Kinik, Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with: Kinik - Grinding Wheels , Superior Abrasive - abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives), Cumi (Grinding Wheels), and Kinik (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.americhiplacc.com. The Company derives the Company’s income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

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

Although our main goal is to acquire automotive parts manufacturers such as KSI, we could apply our process to auto parts such as axle shafts, axle tubes, spindles, and connecting rods, in our own facility.

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

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended February 28, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. In June 2005, the Company cancelled all remaining warrants issued to RM Communications. In June 2005, the Company issued 6,065,000 shares of its capital stock pursuant to Rule 144. These shares replaced all outstanding warrants and completed the Company’s contract with RM Communications. The Company will not be renewing its contract in January 2006.

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

Insurance

We do not maintain any keyman insurance but are securing quotes from various insurance underwriters to select the best plan for the Company. Since we are not manufacturers of product, we are not required to carry product liability insurance.

Government Regulations

In addition to regulations applicable to businesses in general, our plant operations will be subject to other regulations that are common in industrial manufacturing.

Competition

We compete with other parts machining companies. We have generated some revenues from our wholly owned subidiary, AmeriChip Tool and Abrasives, and are a minuscule participant in the parts manufacturing business.

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

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2005,
TO NINE MONTHS ENDED AUGUST 31, 2004

Revenue Recognition. We have generated revenues from our operations during the last two years. We recognize revenue when received of which there is no assurance of such recognition as described below, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Revenues and Sales. Revenues for the nine months ended August 31, 2005 increased from $5,940. for the nine months ended August 31, 2004 to $89,023. Gross Profit for the nine months ended August 31, 2005 increased from $2,541 for the nine months ended August 31, 2004 to $41,454. The increases were primarily from the sales of product less $226. in commissions and $44,170 in costs of sales.

Operating Expenses . Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license decreased from $2,636,059 for the nine months ended August 31, 2004 to $1,982,843 for the nine months ended August 31, 2005, a decrease of $653,216. This decrease is due to a larger amount of start up costs incurred during the nine months ended August 31, 2004.

Net Loss.    Net loss decreased from a net loss of ($2,695,430) for the nine months ended August 31, 2004 to a net loss of ($2,486,898) for the nine months ended August 31, 2005, primarily due to the larger start up costs for the nine months ended August 31, 2004 partially offset by an increase in financing and interest expense incurred during the nine months ended August 31, 2005.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2005,
TO THREE MONTHS ENDED AUGUST 31, 2004

Revenues and Sales. Revenues for the three months ended August 31, 2005 increased from $5,940. for the three months ended August 31, 2004 to $29,560. Gross Profit for the three months ended August 31, 2005 increased from $2,591 for the three months ended August 31, 2004 to $15,773. The increases were primarily from the sales of product less than $0. in commissions and $10,388 in costs of sales.

Operating Expenses . Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license decreased from $1,423,825 for the three months ended August 31, 2004 to $1,208,005 for the three months ended August 31, 2005, a decrease of $ 215,820. This decrease is due to the larger amount of start up costs incurred during the three months ended August 31, 2004.

Net Loss.    Net loss decreased from a net loss of ($1,481,784) for the three months ended August 31, 2004 to a net loss of $(1,375,480) for the three months ended August 31, 2005, primarily due to the start up costs incurred during the three months ended August 31, 2004, partially offset by a larger amount of financing and interest expense for the three months ended August 31, 2005.

PLAN OF OPERATION

While we are in the process of finalizing our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated in 2004.

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our new laser and robotic equipment which is now in operation at the KSI location,. This equipment is required in the implementation of the LACC process and we are currently conducting pilot projects for various Tier One suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004 had an accumulated deficit of ($5,413,282) and for the quarter ended August 31. 2005, we had an accumulated deficit of ($7,900,180). For the year ended November 30, 2004, we sustained a net loss of ($3,467,384) and for the quarter ended August 31, 2005, we had a net loss of ($2,486,898).

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

As a result of our new relationship with KSI Machine and Engineering, we no longer need to access the Line of Credit arranged with Cornell Capital Partners, LLC. Accordingly, on June 20, 2005, we notified Cornell Capital Partners, LLC in writing that we would no longer draw down any funds against the existing SEDA. We also requested that Cornell Capital Partners, LLC provide a full accounting of all transactions from inception with respect to our account with Cornell Capital Partners, LLC. We believe a full accounting will show that we have overpaid Cornell Capital Partners, LLC, although we can have no assurances of such an overpayment until a full accounting is provided.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation, except for our dispute with Cornell Capital Partners, LLC, that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended August 31, 2005.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended August 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended August 31, 2005.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of theSarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

On June 24, 2005, the Company issued a press release announcing the intention to enter into a license agreement with KSI Machine and Engineering as well as a joint venture agreement with KSI. The Company is now able to quote on projects with Tier One status. The Company also reported that it notified Cornell Capital Partners, LLC that it would no longer be proceeding with the Standby Equity Distribution Agreement.

On July 13, 2005 the Company announced that Seco-Carboloy had expanded AmeriChip Tool and Abrasives, sales territory in the State of Michigan.

On August 29th, 2005, the Company announced that it had a new website domain address at www.americhiplacc.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2005	By:	/s/ Marc Walther

Marc Walther, President, CEO, Director and Authorized Signatory

By:	/s/ Marc Walther

Marc Walther, Principal Financial and Accounting Officer