Form 10KSB/A
period 2004-11-30
AMERICHIP INTERNATIONAL INC
filed 2006-01-26
CIK 1132487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                Amendment Three


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED NOVEMBER 30, 2004
                        COMMISSION FILE NUMBER 000-33127

                                    ---------

                          AMERICHIP INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)


           Nevada                      35701                 98-0339467
   (State or jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
     of incorporation or    Classification Code Number)  Identification No.)
       organization)

                          -----------------------------

9282 GENERAL DRIVE, SUITE 100, PLYMOUTH, MI                             48170
-------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (734) 207-0334

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


State the aggregate market value of the voting stock held by non-affiliates of the registrant on January 24, 2006, computed by reference to the price at which the stock was sold on that date: $4,027,604.


APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      301,154,968 shares of Common Stock, $.001 par value, as of January 24, 2005.


DOCUMENTS INCORPORATED BY REFERENCE

      None

Transitional Small Business Disclosure Format (check one)

      Yes |_| No |X|

                          AMERICHIP INTERNATIONAL, INC.
                              Report on Form 10KSB
                   For the Fiscal Year Ended November 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.    Description of the Business.....................................   1
Item 2.    Description of the Property.....................................  11
Item 3.    Legal Proceedings...............................................  11
Item 4.    Submission of Matters to Vote of Security Holders...............  12

                                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........  13
Item 6.    Management's Discussion and Analysis............................  14
Item 7.    Financial Statements............................................ F-1
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  25
Item 8A.   Controls and Procedures.........................................  25
Item 8B.   Other Information...............................................  25

                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...............  26
Item 10.   Executive Compensation..........................................  29
Item 11.   Security Ownership of Certain Beneficial Owners and Management..  31
Item 12.   Certain Relationships and Related Transactions..................  32
Item 13.   Exhibits .......................................................  33
Item 14.   Principal Accountant Fees and Services .........................  33

Signatures.................................................................  35

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


                                                          Bid Price Per Share
                                                        ------------------------
                                                        High                Low
                                                        -----              -----
2003
Quarter ended
February 28, 2003                                       $3.45              $2.75
May 31, 2003                                            $2.15              $1.60
August 31, 2003                                         $2.00              $0.14
November 30, 2003                                       $0.47              $0.07
2004
February 29, 2004                                       $0.19              $0.12
May 31, 2004                                            $0.17              $0.05
August 31, 2004                                         $0.11              $0.04
November 30, 2004                                       $0.03              $0.03
2005
Quarter ended
February 28, 2005                                       $0.06              $0.05
May 31, 2005                                            $0.04              $0.03
August 31, 2005                                         $0.05              $0.04
November  30, 2005                                      $0.04              $0.03


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective.

      (b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      AmeriChip International Inc.

By: Marc Walther
    President, Chief Executive Officer, Principal
    Accounting Officer, Chairman
    of the Board of Directors
    January 24, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.


/s/ Marc Walther

Marc Walther
President, Chief Executive Officer, Principal
Accounting Officer, Chairman
of the Board of Directors
January 24, 2006


/s/ Edward Rutkowski

Edward Rutkowski
Director
January 24, 2006