Form 10KSB
period 2005-11-30
AMERICHIP INTERNATIONAL INC
filed 2006-02-28
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDING NOVEMBER 30, 2005

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	000-33127	98-0339467
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification )

9282 General Drive, Suite 100, Plymouth, MI	48170-4607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 207-0338

(Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law
1224 Washington Avenue
Miami Beach, Florida 33139

Telephone: 305.531.1174

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $126,122

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8.0 million, based on the average bid and ask price as of February 28, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
329,541,544 shares of common stock outstanding as of February 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format (Check one):    Yes ☐; No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐; No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-KSB

PART I

Item 1.     Description of Business.

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms refer to AmeriChip International, Inc., and our subsidiaries collectively, while the term “AmeriChip” refers to AmeriChip International, Inc. in its corporate capacity.

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

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, a Michigan limited liability company (“APM”) to acquire certain of its assets, pay APM’s outstanding balance to Comerica Bank and, assume $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. Subsequently we were unable to obtain the necessary funding to conclude the transaction. In August 2004, we tendered a bid to the United States Bankruptcy Court to pursue our acquisition of APM. On April 13th, 2005, the Company on advice of counsel withdrew its offer to purchase the assets of APM.

In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol “ACHI”.

Our principal offices are located at 9282 General Drive, Suite 100, Plymouth, MI 48170-4607 USA.

Summary

Currently, we have two patents covering the technology described below. To support these patents, we have ordered and put a deposit on equipment sufficient to manufacture production and trial orders. The deposit was in the amount of $50,000 and paid to GSI Lumonics, Inc. The total cost of the robot and laser is $229,845. In April 2005, the Company paid the balance owing on the robot and laser and took delivery of the equipment. Between October and November of 2005, we acquired a Clausing lathe, costing $7,000 for the testing lab at the KSI Machine and Engineering facility. We have ordered a Mazak 350M machining center, costing $210,487, to assist in the testing and implementation process for prospective customers that is due to be received in late March, 2006.

Overview

Our core patented technology includes the use of lasers to effect a controlled breaking of the metal chip. Our technology focuses on increasing the machining efficiencies to effect faster feed rates, deeper depths of cut and less down time. The process is designed to work with technologies of existing machines and operations. We expect to continue to develop additional proprietary technology to enhance the patent and its benefits.

Our technology, when implemented by customer, will eliminate dangerous ribbon-like steel chips that tangle around moving tool parts, automation devices and other components essential to the machine processing of low to medium grade carbon steels and non-ferrous metal parts. We believe that the result of this process is a superior product manufactured in a safer working environment, avoiding many of the health and safety issues associated with traditional metal processing methodologies, while offering potential cost savings. The core cost savings to this technology is the ability to effect faster thru put with less capital equipment and labor as a component of cost per piece.

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

GSI Group - A leading provider of laser equipment. GSI Lumonics has been used as the exclusive supplier of laser equipment to the Company.  This is being done, in part, as a result of GSI’s participation and support of the Company during our research and development stage.

Creative Automation - A leading integrator of palletized automation and integration with laser, robots and part quality.

Seco-Carboloy - Carboloy, a Seco Tools company, is a leader in metalworking technology.

The Company does not have written agreements with the four named strategic alliance companies. The Company’s arrangement with GSI Group is that the Company will exclusively purchase lasers and robots from them in exchange for being able to run trials in their laboratory in their Plymouth, MI testing facility. Meritage, Inc. will be utilized if there is a requirement to process a fully automated system which includes lasers robots and conveyors. Should an order require palletization, then the Company is committed to giving Creative Automation Company the right to fill the requirement on a first come, first serve basis. All of the Company arrangements are sales driven.

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC. (“ATA”). The new subsidiary will be responsible for providing all the tools necessary for metal removal in the machining process.

On July 19, 2004, ATA secured the right to represent Seco-Carboloy, in addition to Kinik, Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with: Kinik - Grinding Wheels , Superior Abrasive - abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives), Cumi (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.AmeriChiplacc.com. The Company derives the Company’s income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

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

We have also formed a Canadian wholly-owned non-operating subsidiary, AmeriChip Canada Inc., located in Newmarket, Ontario, in order to facilitate the transaction of business with Canadian suppliers and customers.

The Process

The AmeriChip LACC process is designed to increase thru put with less capital equipment and labor as a component of cost per unit. By increasing depth of cut and feed rates, less capital equipment and labor are required to perform the same manufacturing tasks. The LACC process also sets up an additional platform for savings that can be utilized but is not essential to creating the justification for the use of this patented process. For Example, Traditional methods of handling the residue of machining metal parts has necessitated the manufacture of specially designed chip control inserts and or the use of coolants to assist in the separation and flushing of contaminated metal chips, a problem that has plagued the metal parts manufacturing industry for more than 60 years. The problem, however, has become even more prevalent with the development of highly automated machine tools during the last two decades. Automated machinery was developed to satisfy the demand for the increased production of machined metal components by the automotive sector as well as other industries. Certain operations resulted in such serious chip control problems that some companies were unable to effectively capitalize on the benefits of automation.

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

We have targeted the automotive sector initially, but our process can be applied to any industry where the machining of metal is a major process of manufacturing of component parts. This includes, but is not limited to oil pipe and coupling production, heavy truck, off-road construction, farm implements, aerospace and defense industries.

AmeriChip has a flexible marketing plan that is customer driven.

1)
License the process to specific customers for specific parts. Under this scenario, the customer would pay AmeriChip a per piece price on a monthly or quarterly basis. This is the most desirable, due to the fact that AmeriChip has no capital outlay.

2)
AmeriChip will process parts with the LACC process and deliver to the customer location for a cost per piece price. This operation can be at the customer facility, at or close by the metal supplier to stay in the logistics path or at an AmeriChip facility at an agreed upon location.

3)
AmeriChip manufactures a complete part and delivers to customer for a per piece cost. This is the most capital intensive but gives a significant increase in total revenues and profit over the previously mentioned market approaches.

Our customers are expected to find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies and significant cost savings in the overall machining of metal parts. We believe that the benefits of using our process would include the following:

* Less Machine Down-Time

1.	Chip Clearing by operators of tools and parts
2.	Reduced unpredictable tool breakage resulting from wrapping of chips, re-cutting of chips
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
5.	Predictable tool change management program linked to consistency in tool life
6.	Reduced incidents of on-the-job injury from exposure to sharp, long continuous stringy chips, which requires medical down time. Jobs are handled more quickly and efficiently leading to less frustration and constant worry about dealing with dangerous chips.

* Reduced Costs

1.	Increased thru-put will require less time needed to create the same number of parts. Faster feed rates and deeper depth of cut.
2.	Reduction of direct labor - chip pullers are no longer required.
3.	Elimination of maintenance and outside special services to clean and repair chip evacuation systems, thus increasing productivity through reduced machine down time
4.	Reduction of overtime because of increased thru-put per machine. Less machinery and labor required to do the same number of parts.
5.	Reduced use of Hi-Lo driver’s time to removed containers filled quickly because of the chip bundles. Few containers are necessary due to chip compaction.
6.	Improved tool life due to less breakage because of chip bundles and the heat dissipating with the chip.
7.	Less machine maintenance required
8.	Reduced scrap
9.	Elimination of coolant. The LACC process does not require the use of coolant whatsoever. The working environment is therefore less toxic, cleaner and safer. Helps achieve the Zero Waste- Zero Landfill philosophy.
10.	Reduction in coolant filter cost
11.	Reduction in coolant disposal cost

12.	Reduced costs of gloves and aprons as fewer are needed
13.	Better railcar utilization due to chip compaction
14.	Lower insurance rates as a result in the reduction of injuries related to the handling of long, sharp, stringy chips, cleaner and safer work area, which is less toxic
15.	Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

* Tooling and Process Efficiencies -

1.	Elimination of the need for light/semi-finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals thus allowing in many cases one pass to remove the desired amount of metal. Faster Feed rates and deeper depth of cut allow faster thru put which requires less capital equipment and labor.
2.	Reduced welding and packing of chips, which reduces the wear and tear on cutting tools and the amount of heat that is transfer to the cutting tool and part.
3.	Improved chip disposal and handling costs through better management of chip lengths
4.	Reduced capital equipment expenditures since high-pressure coolant systems and the filters that accompany them are no longer necessary
5.	The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.
6.	Utilization of automation because of the elimination of chips that restrict robotics and automatic gauging.

•	Raw Material Efficiencies -

The machining industry has strived to move towards machining castings and forgings to more near net shapes to eliminate the amount of material being removed because of slow costly machining cycles and all problems inherent to long stringy chip producing materials. The AmeriChip LACC process creates a platform for faster thru put due to the ability to machine parts with faster feed rates and deeper depths of cut with the elimination of those inherent problems. With this in mind, the LACC process will allow the part to be machined from a solid bar rather than a costly forging and significantly reduce the total part cost even if the total machine time is at or slightly more than it would be without the LACC process. For example, a given forging for a shaped shaft is $30 and the cost of a solid bar is $10. If the cost of machining stays the same even though the AmeriChip LACC process will machine with faster feed rates and deeper depth of cut. The reduction in going from an expensive forging to a piece of round bar stock is a savings of $20. This allows the customer to redefine the way he processes a part and receive savings up stream and down stream from the machining process.

Our management believes that as a result of implementing our LACC process on certain parts prior to machining that we well be able to pass on to the customer many benefits that will result in operational efficiencies and significant cost savings in the overall machining of metal parts.

Other down stream savings achieved by applying the AmeriChip LACC process to parts prior to machining are reductions in machine down time which is traditionally caused because chips have to be cleared by the operators from tools and parts and the replacement of tools which have been broken as a result of the wrapping of chips around them. Down time is also created when time is taken by chip pullers to clear machines and under floor conveyers of clogged chip bundles. Since we can eliminate chip bundles from tangling around tool slides, posts, holders and interfering with adjacent moving parts, such as robotics, automation, chucking and in-line process gauging we increase machine efficiencies. Tools are not damaged from chips and there we can offer predictable tool change management program linked to consistency in tool life. We believe that there will be reduced incidents of on-the-job injury from exposure to sharp, long continuous stringy chips keeping workers working instead of seeking medical treatment. With a continuous job run, projects will be handled more quickly and efficiently leading to less frustration and constant worry about dealing with dangerous chips.

With the implementation of the LACC prior to machining metal parts our customers will enjoy reduced costs due to increased throughput as a result of less downtime and the reduction of direct labor since chip pullers will no longer be required. Our process eliminates the need for maintenance and outside special services to clean and repair chip evacuation systems, thus increasing productivity through reduced machine down time.  The LACC process provides for increased through-put for each machine and therefore more work can be accomplished per shift, allowing for the reduction of overtime costs required to ensure that jobs are completed on schedule. With no chip bundles being produced, a client would no longer need to use a Hi-Lo driver’s time to removed containers filled with chip bundles. In addition, fewer containers are necessary due to chip compaction adding to reduced costs. Other benefits included improved tool life due to less breakage because of chip bundles, less machine maintenance, reduced scrap and the scrap that remains can be recycled and sold for cash. Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

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
.
One of the key benefits to applying the LACC process prior to machining is that it results in tooling and process efficiencies . This is accomplished due to the elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals. In addition, the welding and packing of chips is reduced which normally affects the wear and tear on cutting tools, shortening their life span. Improved chip disposal and handling costs through better management of chip lengths makes the machining process run much more smoothly. Since high-pressure coolant systems are no longer necessary, the client will enjoy reduced capital equipment expenditures. The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30,2005, the Company paid an accumulated deposit of $50,000 for this agreement. During the year ended November 30, 2005, the Company paid an additional $150,000 and signed a stock purchase agreement with KSI. This total deposit of $200,000 completes the deposit requirement related to the KSI acquisition. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. As of the report date of these financial statements, this acquisition has not been completed.

The completion of the transaction is subject to a number of factors, including but not limited to, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and other customary closing conditions. There can be no assurance that the purchase will be consummated. The material terms of the agreement are as follows: The stock purchase will be for an aggregate consideration of $3.2 million. The Company agreed under a separate agreement with Mr. Jim Kotsonis, owner of KSI to issue 500,000 restricted shares of the Company’s common stock for consulting services to be rendered over the next 18 months. The Company has created a testing facility at KSI Machine and is currently running customers parts for evaluation. The

Company has also hired a full time robotic and laser technician to provide faster turnaround for customer parts located at the KSI facility.

Osborn International

On December 2, 2004, we issued a press release to announce the appointment of AmeriChip International as a distributor for Osborn International, the world's largest industrial brush maker and a manufacturer of tools for surface finishes.

AmeriChip International Holdings, LLC

On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. This transaction has been terminated due to the Board of Directors determination that this was not a transaction AmeriChip should continue to pursue. Accordingly, AmeriChip International Holdings, LLC is at present a non-operating entity.

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

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended February 28, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. In June 2005, the Company cancelled all remaining warrants issued to RMC. In June 2005, the Company issued 6,065,000 shares of its common stock to RMC. These shares replaced all outstanding warrants and completed the Company’s contract with RMC. The Company will not be renewing its contract in January 2006.

AmeriChip Pipe Technologies, Inc.

AmeriChip Pipe Technologies, Inc., (a Texas Corporation), was formed in February 2005 to facilitate the implementation of the Flexible Manufacturing System that the company designed to manufacture oil pipe in a billion dollar industry. At present, AmeriChip Pipe Technologies, Inc. is a non -operating company.

Current Products and Services

Our patented laser assisted chip control process is readily applicable to any metal component that requires precision finishing. We believe that our process will provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our service to businesses in the following markets:

*Automobiles
*Oil Production and Refining
*Aerospace
*Off-Road Construction
*Farm Implements Manufacturing
*Defense Contractors

Sales & Marketing

We intend to transition from being a company focusing almost solely on product development and testing, to focusing on sales and marketing. We expect to sell a service and a product. The service will be the manufacturing of a finished product using equipment with the LACC technology. We further anticipate that customers will purchase equipment using LACC technology from one of our strategic alliances and also pay AmeriChip a royalty for use of the LACC technology. Initially we will focus on customers in the automobile and heavy truck industry.

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

Employees

As of November 30, 2005, we employ seven full-time employees and two full-time consultants. We have no collective bargaining agreements with our employees.

Item 2. Description of Property

Our principal executive offices are located at 9282 General Drive, Plymouth, Michigan. In August, 2004, our wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC signed a five (5) year lease for $2,000 per month with gradual increasing scale of the monthly payments. We share office space with our subsidiary, AmeriChip Tool and Abrasives, LLC and we do not pay rent to our subsidiary.

Item 3. Legal Proceedings

Cornell Capital filed an action against the Company in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity Part. In response to this filing, the Company (a) removed the action to the United States District Court, District of New Jersey; (b) answered the complaint denying its material allegations of liability and (c) interposed a counterclaim for damages against Cornell. As of November 30, 2005, we expect, at minimum that there will be a substantial reduction in the amount that Cornell claims it is owed. The Company may require previously issued common stock to be returned in settlement of these claims. Although the Company believes it will prevail under the circumstances, there is still a chance that the Company may have to honor Cornell conversion rights and payments under its agreements.

Other than the above, we are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company may become subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “ACHI.OB.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our shares began trading on January 10, 2003.

	Bid Price Per Share
	High	Low
2003
Quarter ended
February 28, 2003	$3.45	$2.75
May 31, 2003	$2.15	$1.60
August 31, 2003	$2.00	$0.14
November 30, 2003	$0.47	$0.07
2004
February 29, 2004	$0.19	$0.12
May 31, 2004	$0.17	$0.05
August 31, 2004	$0.11	$0.04
November 30, 2004	$0.03	$0.03
2005
Quarter ended
February 28, 2005	$0.06	$0.05
May 31, 2005	$0.04	$0.03
August 31, 2005	$0.05	$0.04
November 30, 2005	$0.04	$0.03
_______________

Holders

We have approximately 48 record holders of our common stock as of February 24, 2006, according to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales of Unregistered Securities

On January 11, 2006, AmeriChip entered into and closed a Stock Purchase Agreement with Marc Walther and Edward Rutkowski, being officers and directors of the Company, whereby 24,000,000 shares of its common stock were sold at $0.085 per share and 10,000,000 shares of its common stock were sold at $0.04 per share in satisfaction and payment of indebtedness in the amount of $1,220,000 due and owing to each person under the terms of that certain Licensing Agreement with the Company dated on or about January 21, 2003. As of January 1, 2006, the $1,220,000 indebtedness amount represented the accrued principal and interest current due and owing to each person plus the discounted present value of the monthly payments arising from the unpaid $650,000 principal and interest due under the terms of the said Licensing Agreement.

Subsequent to November 30, 2005, the Company issued 32,723,122 shares of common stock at an average price of $0.032 per share under the Company's 2003 Nonqualified Stock Option Plan.

Subsequent to November 30, 2005, the Company issued 21,236,887 shares of common stock at an average price of $0.039 per share for services rendered to the Company.

The shares of the Company’s common stock sold to Messrs. Walther and Rutkowski were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 3(b) and/or Section 4(2) of the Act and Rules 505 and/or 506 of Regulation D thereunder, as a transaction not involving a public offering. Each investor represented that he acquired the securities for investment only and not with a view of or for sale in connection with any distribution thereof and an appropriate investment legend will be affixed to the share certificate issued to each investor. Each of the investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. This Annual Report, including the following Management’s Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•
Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•
Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

•
Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete;

•
Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sale,.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our Filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting policies are described in Note 2 of the Company’s Consolidated Financial Statements. This summary of critical accounting policies of the Company is presented to assist in understanding the Company’s financial statements. All accounting estimates are at risk to change because of internal and external factors, and when adjustments are adopted. Most of our estimates are based upon historically known data and have remained stable over time. Certain estimates are subject to market place conditions, and are discussed below.

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

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Following guidance by EITF 00-27, the Company allocates a portion of proceeds received from convertible notes to warrants (granted to note holders) and also to the beneficial conversion feature of the debt. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders’ equity. The discounts are amortized over the life of the loans.

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

During the year ended November 30, 2005, the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

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

In addition, Richard Zyla received 125,000 shares of the Company's common stock for signing a non-compete agreement. The Company also issued 25,000 shares of its common stock to Mr. Thomas Howard in exchange for signing a non-compete agreement. The fair market value was recorded at .06 per share which was the common stock trading price during the respective periods. Mr. Thomas Howard, has no material relationship to the Company but is Mr. Walther's cousin and a founder of Americhip, Inc. Mr. Richard Zyla is Vice President of Engineering for AmeriChip International Inc. and for AmeriChip Tool and Abrasives, LLC, a wholly owned subsidiary of the Company. He works with the Company on select customer projects and assists with engineering and application for abrasives.

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter "APM") to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003. We were, at the time, unable to obtain the necessary funding to conclude the transaction. Currently, the Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. APM continued to operate under bankruptcy protection during this period. In April 2005 the Board of Directors, on advice of its attorneys, withdrew its bid to purchase the assets of APM.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a purchase agreement with KSI the closing of such transaction being subject to a number of factors as described below. During the year ended November 30, 2005, the Company paid an additional $150,000 and signed a stock purchase agreement with KSI. This total deposit of $200,000 completes the deposit requirement related to the KSI acquisition. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. As of the report date of these financial statements, this acquisition has not been completed. The Company intends to complete this transaction.

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

In November 2003, the Company executed a six-month agreement with CEOcast, Inc. (hereinafter "CEOcast") to provide consulting services for AmeriChip. CEOcast is entitled to receive $10,000 upon signing the agreement, 300,000 shares of common stock, and $10,000 per month for six months commencing on December 2003. During the year ended November 30, 2004, 100,000 shares of common stock were issued and CEOcast agreed to cancel the agreement with no penalties and also to agree to cancel the amounts owed to CEOcast by the Company. In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. CEOcast Inc. distributes the Company's press releases to its proprietary database of investors, provides leads to the Company from interested potential investors, posts a profile of the key products and services on CEOcast home page as well as all company press releases, coverage of Company updates where appropriate and introduction to potential financing sources. As of this report the Company has not renewed its contract with CEOcast.

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

RM Communications, in addition to building and maintaining websites for both AmeriChip International and AmeriChip Tool and Abrasives, created our email infrastructure which it maintains, developed our corporate logo and branding. The Company did not renew the contract with RM Communications.

On August 29, 2005 the Company announced a new website address www.americhiplacc.com. At that time it engaged the services of Progressive Marketing Ltd. of Mississauga, Ontario to maintain and update the corporate websites as required. The Company pays for these services on an invoice basis.

On September 7, 2005 the Company appointed James Miller as Vice President Sales/Marketing. Mr. Miller will be responsible for the development of new business using his extensive list of key contacts at the upper management levels within the automotive, aerospace and farm implement industries.

On January 11, 2006, the Company appointed Thomas Schwanitz as its Chief Financial Officer. Mr. Schwanitz also joined the audit committee.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF YEAR ENDED NOVEMBER 30, 2005,
TO YEAR ENDED NOVEMBER 30, 2004.

Revenue Recognition.   We have generated revenues from our operations during the last two years. . We recognize revenue, when received of which there is no assurance, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Revenues and Sales.   Revenues for the year ended November 30, 2005 increased from $37,964 for the year ended November 30, 2004 to $126,122. Gross Profit for the year ended November 30, 2005 increased from $23,750 for the year ended November 30, 2004 to $48,462. The increases were primarily from the sales of products during the whole year of 2005 compared to only a partial year in 2004.

Operating Expenses.   Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license increased from $3,019,832 for the year ended November 30, 2004 to $3,751,970 for the year ended November 30, 2005 an increase of $732,138. This increase is related to wages, administrative service expense and consulting expense.

Net Loss.   Net loss increased from a net loss of ($3,467,384) for the year ended November 30, 2004 to a net loss of ($4,294,876) for the year ended November 30, 2005. The reason for this increase is that general and administrative expenses increased substantially during the year ended November 30, 2005.

PLAN OF OPERATION

While we are in the process of finalizing our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2004 had an accumulated deficit of ($5,413,282) and for year ended November 30, 2005 we had an accumulated deficit of ($9,708,158). For the year ended November 30, 2004, we sustained a net loss of ($3,467,384) and for the end ended November 30, 2005 we had a net loss of ($4,294,876).

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter “APM”) to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to Comerica Bank. The original closing date for this transaction was November 15, 2003. We were, at the time, unable to obtain the necessary funding to conclude the transaction. The Company secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. In April 2005, the Company, withdrew its bid with the court and did not pursue this purchase.

As a result of our new relationship with KSI Machine and Engineering, we no longer need to access the Line of Credit arranged with Cornell Capital Partners, LLC. Accordingly, on June 20, 2005 we informed Cornell in writing that we would no longer draw down any funds against the existing SEDA. We also requested that Cornell provide a full accounting of all transactions from inception with respect to our account with Cornell. Cornell Capital filed an action against the Company in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity Part. In response to this filing, the Company (a) removed the action to the United States District Court, District of New Jersey; (b) answered the complaint denying its material allegations of liability and (c) interposed a counterclaim for damages against Cornell. As of November 30, 2005, the Company has $244,579 in un-converted debt owed to Cornell and claims from Cornell of 1,288,401 un-issued common stock concerning part of this debt.

Even though we have secured adequate funding, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company.

Our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the underlying uncertainties as discussed.

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

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Item 7. Financial Statements

[LETTERHEAD OF WILLIAMS & WEBSTER, P.S.]

Board of Directors
AmeriChip International Inc.
Plymouth, MI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of AmeriChip International Inc. as of November 30, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriChip International Inc. as of November 30, 2005 and 2004 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 24, 2006

AMERICHIP INTERNATIONAL INC CONSOLIDATED BALANCE SHEETS

	November 30, 2005	November 30, 2004
ASSETS

CURRENT ASSETS
Cash	$218	$180,690
Accounts receivable	31,646	32,446
Prepaid expenses	5,295	5,745
Inventory	237,047	230,000
TOTAL CURRENT ASSETS	274,206	448,881

FIXED ASSETS
Furniture & fixtures	16,903	10,439
Machinery & equipment	261,620	14,000
Less accumulated depreciation	(19,134)	(1,616)
TOTAL FIXED ASSETS	259,389	22,823

OTHER ASSETS
Intangible assets, net of amortization	—	6,750
Deposits	238,959	103,200
Technology rights and patents, net of amortization	20,509	24,716
Deferred debt offerings costs, net of amortization	52,500	157,500
TOTAL OTHER ASSETS	311,968	292,166

TOTAL ASSETS	$845,563	$763,870

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$4,561	$—
Accounts payable and accrued expenses	370,149	149,102
Related party payable	1,111,373	826,407
Related party notes payable, current portion	21,129	23,940
Convertible debentures, net of discounts	225,579	426,194
Accrued interest - related party	412,499	264,688
Accrued interest - other	16,368	7,500
Deposits - private placements	325,386	—
TOTAL CURRENT LIABILITIES	2,487,044	1,697,831

LONG-TERM LIABILITIES
Related party notes payable, net of current portion	213,502	226,060
TOTAL LONG-TERM LIABILITIES	213,502	226,060
Commitments and Contingencies	—	—
MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 242,031,535 and 128,787,255 shares issued and outstanding	242,032	128,787
Additional paid-in capital	7,607,730	4,121,061
Accumulated deficit	(9,708,158)	(5,413,282)
TOTAL STOCKHOLDERS' DEFICIT	(1,858,396)	(1,163,434)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$845,563	$763,870

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 30, 2005	November 30, 2004

REVENUES	$126,122	$37,964

COST OF SALES	77,660	14,214

Gross Profit	48,462	23,750

EXPENSES
Administrative service	391,268	211,158
Consulting expense	2,429,870	2,088,915
Depreciation and amortization	28,474	8,073
Legal and accounting	268,196	263,452
License expense	360,000	360,000
Office expense	33,772	29,412
Wages-officers and directors	111,735	—
Wages-other	128,655	58,822
Total Expenses	3,751,970	3,019,832

LOSS FROM OPERATIONS	(3,703,508)	(2,996,082)

OTHER INCOME (EXPENSE)
Forgiveness of debt	—	7,588
Financing expense	(281,539)	(315,301)
Interest expense	(316,991)	(163,589)
Other income	7,162	—
Total Other Income (Expense)	(591,368)	(471,302)

LOSS BEFORE TAXES	(4,294,876)	(3,467,384)

INCOME TAX EXPENSE	—	—

NET LOSS	$(4,294,876)	$(3,467,384)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	172,537,334	104,710,469

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

						Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Discount on Common Stock	Accumulated (Deficit)
	Common Stock
	Shares	Amount

Balance, November 30, 2003	85,370,000	$85,370	$831,650	$(46,365)	$(1,945,898)	(1,075,243)

Common stock issued in private placement for cash at $0.05 per share	2,900,000	2,900	142,100	—	—	145,000

Common stock issued for debt offering costs for convertible debt at $0.067 per share	3,134,329	3,134	206,866	—	—	210,000

Common stock issued for consulting and services at an average of $0.06 per share	5,365,500	5,366	324,219	—	—	329,585

Common stock and warrants issued for consulting and services at an average of $0.07 per share	7,914,285	7,914	543,186	—	—	551,100

Common stock issued for non-competition agreement at an average of $0.06 per share	150,000	150	8,850	—	—	9,000

Common stock issued for director services at an average of $0.07 per share	250,000	250	17,250	—	—	17,500

Common stock issued for the exercise of options for consulting services at an average of $0.11 per share	14,650,000	14,650	1,567,850	—	—	1,582,500

Common stock issued for debt and interest expense at an average of $0.033 per share	9,053,141	9,053	269,848	—	—	278,901

Beneficial conversion features of $800,000 of convertible debt	—	—	224,107	—	—	224,107

Warrants issued for consulting services	—	—	31,500	—	—	31,500

Adjustment to discount approved by directors	—	—	(46,365)	46,365	—	—

Net loss for the year ended November 30, 2004	—	—	—	—	(3,467,384)	(3,467,384)

Balance, November 30, 2004	128,787,255	128,787	4,121,061	—	(5,413,282)	(1,163,434)

Common stock issued for debt and interest expense at an average price of $0.03 per share	31,429,368	31,430	864,294	—	—	895,724

Common stock issued in private placements for cash at an average price of $0.024 per share	13,009,638	13,010	306,904	—	—	319,914

Common stock issued for consulting and services at an average price of $0.033 per share	9,405,274	9,405	322,770	—	—	332,175

Common stock issued for warrants at $0.035 per share	150,000	150	5,100	—	—	5,250

Common stock issued for the exercise of options for consulting services at a weighted average price of $0.04 per share	59,250,000	59,250	1,818,077	—	—	1,877,327

Warrants reissued for services	—	—	19,524	—	—	19,524

Beneficial conversion feature of $250,000 of convertible debt	—	—	62,500	—	—	62,500

Beneficial conversion recorded as financing expense	—	—	87,500	—	—	87,500

Net loss for the year ended November 30, 2005	—	—	—	—	(4,294,876)	(4,294,876)

Balance, November 30, 2005	242,031,535	$242,032	$7,607,730	$—	$(9,708,158)	$(1,858,396)

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30, 2005	November 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$126,922	$4,993
Cash paid to suppliers & employees	(540,525)	(387,683)
Interest paid	(160,312)	(136,481)
Net cash used by operating activities	(573,915)	(519,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(193,309)	(4,439)
Payments on deposits	(185,759)	(103,200)
Net cash used by investing activities	(379,068)	(107,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - employee	2,025	—
Payments on loan payable - employee	(2,025)	—
Payments on related party payable	(75,034)	—
Payments made on related party notes payable	(15,369)	—
Proceeds received on convertible debentures	543,000	662,500
Proceeds from the issuance of common stock	319,914	—
Common stock issued in private placement	—	145,000
Net cash provided by financing activities	772,511	807,500

NET INCREASE (DECREASE) IN CASH	(180,472)	180,690

CASH, BEGINNING OF PERIOD	180,690	—

CASH, END OF PERIOD	$218	$180,690

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30, 2005	November 30, 2004

RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES

Net loss for the period	$(4,294,876)	$(3,467,384)

Depreciation and amortization which did not require the use of cash	28,475	8,073
Amortization of finance charges which did not require the use of cash	241,806	—
Licenses expense which did not require the use of cash	360,000	360,000
Warrants issued for services	19,524	31,500
Common stock issued for interest on convertible debt	15,303	3,901
Common stock issued for consulting services	332,175	329,585
Common stock issued for exercise of options for consulting services	1,877,327	1,582,500
Beneficial conversion feature	62,500	224,107
Beneficial conversion recorded as financing expense	87,500	—
Common stock issued upon exercise of warrants	5,250	—
Amortization of discount on convertible debt	—	91,194
Common stock issued for director services	—	17,500
Common stock issued for services	—	551,100
Net cash used by operating activities	(1,265,016)	(267,924)

Adjustments to reconcile net loss to net cash used by operating activities

Increase (Decrease)
Accounts receivable - trade	800	(32,446)
Prepaid expenses	450	(5,745)
Inventories	(7,047)	—

(Increase) Decrease
Bank overdraft	4,561	—
Accounts payable and accrued expenses	210,272	(437,313)
Accrued interest payable	156,679	147,188
Related party payables	—	77,069
Deposits - private placement	325,386	—
Net cash used by operating activities	$(573,915)	$(519,171)

SUPPLEMENTAL NON-CASH ACTIVITY

Stock issued for repayment of convertible debt	$880,421	$275,000
Warrants issued for services	19,524	31,500
Common stock issued for interest on convertible debt	15,303	3,901
Common stock issued for consulting services	332,175	329,585
Common stock issued for exercise of options for consulting services	1,877,327	1,582,500
Beneficial conversion feature	62,500	224,107
Beneficial conversion recorded as financing expense	87,500	—
Accounts payable for fixed assets	10,775	—
Deposits reclassified to fixed assets	50,000	—
Common stock issued upon exercise of warrants	5,250	—
Common stock issued for debt offering costs	—	210,000
Stock issued for intangible assets	—	9,000
Note payable issued for inventory & equipment	—	250,000
Common stock issued for director services	—	17,500
Common stock and warrants issued for services	—	551,100

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriChip International, Inc. (hereinafter “AmeriChip” or “the Company”) was incorporated in the State of Nevada on October 17, 2000 as Southborrough Technology Corporation for the purpose of mineral exploration. On March 9, 2001, the corporate name was changed to Southborrough Ventures, Inc. Although the Company obtained an option to acquire a mineral claim in British Columbia, Canada, the Company allowed the option on that claim to expire on or about June 30, 2003, as the Company was unable to identify any commercially exploitable reserves. The Company changed its name to AmeriChip International, Inc. on December 1, 2003. The Company is currently engaged in the development of its patented technology for use in manufacturing.

On March 22, 2003, the Company acquired all of the outstanding stock of AmeriChip Ventures, Inc., an 80% owner of the stock of AmeriChip, Inc., which holds the patents for the Laser Assisted Chip Control (“LACC”) technology. For accounting purposes, the acquisition has been treated as a recapitalization of AmeriChip, Inc. with AmeriChip International, Inc. as the acquirer in a reverse acquisition.

On November 12, 2003, the Company incorporated a subsidiary, AmeriChip Tool and Abrasives, LLC (hereinafter “ATA”), whose primary focus is to the sale of machining products. ATA has secured office space and established headquarters in Plymouth, Michigan. On August 21, 2004, AmeriChip International, Inc., through ATA, entered into an agreement to acquire certain assets of National Abrasive Systems Co. (hereinafter (“NASCO”), a Michigan corporation. NASCO is considered a related entity because its president is also the president of AmeriChip International, Inc. With the acquisition of inventory, ATA became the Company’s first fully operating subsidiary. With the establishment of planned operations in its subsidiary, the Company moved from a development stage enterprise into an operating company in August, 2004. The Company was in the development stage from December 1, 2000 through November 30, 2003. The year 2004 is the first year during which it is considered an operating company. This transaction is more fully described in Note 12.

On September 10, 2004, the Company formed AmeriChip International Holdings, LLC, a wholly owned subsidiary, to acquire an unrelated entity out of bankruptcy. This transaction was later terminated and the LLC is currently dormant.

On August 9, 2004, the Company incorporated a wholly owned subsidiary, AmeriChip Canada, Inc., a Canadian charter corporation. This entity was formed to channel Canadian based opportunities to both AmeriChip International and AmeriChip Tool and Abrasives.

In February 2005, a Texas Corporation, AmeriChip Pipe Technologies, Inc. was formed as a non-operating entity to facilitate the implementation of  Flexible System that the Company had designed to manufacture oil pipe.

The Company’s year end is November 30.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At November 30, 2005, the Company had an accumulated deficit of $9,708,158, limited cash, and negative working capital. For the year ended November 30, 2005, the Company sustained a net loss of $4,294,876. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to merge the Company with an active private company engaged in the manufacturing of automotive die and mold castings. Management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements-Recent
In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“hereinafter” “SFAS No. 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Internal Financial Statements” and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

In November, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this statement had no immediate material impact on the Company’s financial condition or results of operations.

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing transactions - an amendment of FASB Standards No. 66 and 67” (hereinafter “SFAS No. 152”), which amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions” (hereinafter “SOP 04-2”). This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of this statement had no immediate impact on the Company’s financial condition or results of operations.

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”, (hereinafter “SFAS No. 153”). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in cash flows of the reporting entity. The adoption of this statement had no immediate impact on the Company’s financial condition or results of operations.

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

during which the employee is required to provide services in exchange for the award. The Company was previously reporting in compliance with SFAS No. 123. The adoption of this statement had no immediate impact on its overall results of operations or financial position.

Accounting for Convertible Notes and Securities with Beneficial Conversion Features
Following guidance by EITF 00-27, the Company allocates a portion of proceeds received from convertible notes to warrants (granted to note holders) and also to the beneficial conversion feature of the debt. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders’ equity. The discounts are amortized over the life of the loans.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. For the years ended November 30, 2005 and 2004, the Company had estimated that no allowance for doubtful accounts was necessary, as all of the Company’s receivables are expected to be collected. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for doubtful accounts will be established.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Concentration of Credit Risk
The Company maintains the majority of its cash in one commercial account at a major financial institution. Although the financial instrument is considered creditworthy and has not experienced any losses on its deposits, at November 30, 2004, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $66,245. At November 30, 2005, the Company’s cash balance did not exceed FDIC limits.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At November 30, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Losses) Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at November 30, 2005 and 2004, they were not included in the calculation of earnings per share because they would have been considered antidilutive. These common stock equivalents principally include shares issuable upon a conversion of debt (approximately 8,200,000 shares at November 30, 2005 and 9,053,000 shares at November 30, 2004) and outstanding warrants of 1,050,000 as of November 30, 2004. The Company had no outstanding warrants as of November 30, 2005.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Fair Value Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, include trade accounts receivable and payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2005 and 2004.

Inventories
Inventories, which primarily consist of products available for sale, are recorded using the weighted average method. As of November 30, 2005 and 2004, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $237,047 and $230,000, respectively, and principally consisted of $227,279 and $223,862, respectively, of grinding and abrasive products and $9,768 and $6,138, respectively, of other materials.

Principles of Consolidation and Minority Interest
The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. (See Note 1.)

During the years ended November 30, 2005 and 2004, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The Company recognized $17,518 and $1,616 in depreciation expense for the years ended November 30, 2005 and November 30, 2004, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

At November 30, 2005 and 2004, the Company had deferred tax assets of approximately $3,300,000 and $1,737,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at November 30, 2005 and 2004.

The significant components of the deferred tax assets at November 30, 2005 and 2004 were as follows:

	November 30, 2005	November 30, 2004

Net operating loss carryforward	$9,708,000	$5,108,000

Warrants issued:	$—	$305,600

Deferred tax asset	$3,300,000	$1,737,000
Deferred tax asset valuation allowance	$(3,300,000)	$(1,737,000)

At November 30, 2005 and 2004, the Company has net operating loss carryforwards of approximately $9,708,000 and $5,108,000, respectively, which expire in the years 2021 through 2025. The Company recognized $305,600 of losses from issuance of warrants for services during the fiscal year ended November 30, 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2004 to 2005 was $1,563,000.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating losses and general business credit carryforwards in the event of an “ownership change” of a corporation. The Company’s issuances of common stock may have resulted in restrictions on the future use of net operating losses and tax credit carryforwards generated before an ownership change. The effect of such change has not been determined.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue and Cost Recognition Policies
The Company recognizes revenue from product sales when products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because its revenues are new and there is no historical experience on which to base an estimate. This assessment may change as the Company develops the appropriate history of transactions in its operating companies and a provision for sales returns will be established. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

the customer’s blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

As an agent for vendors, the Company recognizes its commissions when the earnings process is completed (delivery taken and title passed to the customer).

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

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2004, allowed the Company to issue up to 20,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 20,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the years ended November 30, 2004 and 2003, the Company issued 14,650,000 and 5,350,000 stock options, respectively, under this plan. As of November 30, 2004, there were no remaining options to be issued under the Plan due to the Company issuing 20,000,000 options to consultants for marketing, website, and advisory services (of which 5,750,000 were to a related party). There were no options issued to officers, directors or employees. During the year ended November 30, 2004, options totaling 14,650,000 were exercised at an average of $0.11 per share for $1,582,500 of consulting services provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

The Company registered an additional 60,000,000 shares of common stock under this plan during the year ended November 30, 2005 and in this same period, issued 59,250,000 to consultants for marketing and advisory services (of which 10,467,500 were to related parties). As of November 30, 2005, there were 750,000 options available to be issued under the plan. There

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

were no options issued to officers, directors, or employees during the year ended November 30, 2005. On December 12, 2005, the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and registered 35,000,000 additional shares of common stock.

During the year ended November 30, 2005, options totaling 59,250,000 were exercised at a weighted average price of $0.04 per share for $1,877,327 of consulting fees provided to the Company. When applicable, these options were valued pursuant the terms of the related consulting agreements. The remaining options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options. The value of the services provided as a result of these share based payments was determined in accordance with SFAS 123 and SFAS 123 (R). (See Note 3.)

The following is a summary of stock option activity:

	Number of Shares Under the Option Plan	Weighted Average Exercise Price
Outstanding December 1, 2003	—	—
Granted	14,650,000	$0.11
Exercised	(14,650,000)	(0.11)
Outstanding November 30, 2004	—	$—
Weighted average fair value of
options granted during the
period ended November 30, 2004		$0.11

Outstanding December 1, 2004	—	$—
Granted	59,250,000	0.05
Exercised	(59,250,000)	(0.05)
Outstanding November 30, 2005	—	$0.05

Weighted average fair value of
options granted during the
Period ended November 30, 2005		$0.05

Warrants
The fair value of common stock and warrants issued in the fiscal years ending November 30, 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, and expected life is 3 years.

During the year ended November 30, 2005, 1,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised during

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

the six months ended May 31, 2005 for common stock for cash of $5,250, which approximates the fair value on the date of grant. In June, 2005, these 3,050,000 of outstanding warrants were cancelled and replaced by the issuance of 6,065,000 shares of common stock.

The fair value of common stock and warrants issued in the fiscal years ending November 30, 2004 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 5%, volatility is 100%, and expected life is 3 years.

In the year ended November 30, 2004, warrants were issued pursuant to a consulting agreement to acquire 750,000 shares of common stock at an exercise price of $0.25. The fair value of the warrants, which was determined on the date of grant, was $31,500. The Company also issued 7,914,285 shares of common stock with 11,871,428 warrants attached. The warrants have an exercise price of $0.08 per share. The fair value of the warrants, which was determined on the date of grant, was $277,000. All warrants were issued for three years and were immediately expensed to consulting.

Summarized information about stock warrants outstanding and exercisable at the fiscal years ended November 30, 2005 and 2004 are as follows:

	Number of shares under warrants	Weighted Average Remaining Life	Average Exercise Price
During the year ended November 30, 2004:
Issued	12,621,428	2.25	$0.09
Cancelled	(11,571,428)	2.25	0.09
Total warrants outstanding at November 30, 2004	1,050,000	2.25	$0.09
Total unexercised warrants at November 30, 2004	1,050,000	2.25	$0.09

During the year ended November 30, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(4,100,000)	2.75	0.035
Exercised	(150,000)	—	0.035
Total warrants outstanding at November 30, 2005	—	—	—
Total unexercised warrants at November 30, 2005	—	—	—

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

During the year ended November 30, 2005, the Company issued 31,429,368 shares of common stock for an average of $0.03 per share for convertible debt of $880,421 and related interest costs of $15,303. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6.) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250, 6,065,000 shares of common stock were issued in exchange for the cancellation of all outstanding warrants issued by the Company at a price of $0.035 per share for a fair value of $212,275, 13,009,638 shares of common stock were issued at average price of $0.024 per share in a private placement for $319,914 in cash, and 68,655,274 shares were issued at an average price of $0.03 per share for consulting services with a fair value of $2,209,502.

During the year ended November 30, 2004, 14,650,000 shares of common stock were issued upon exercise of options at an average of $0.11 per share for consulting services with a fair value of $1,582,500, 7,914,285 shares of common stock and warrants were issued for an average of $0.07 per share for consulting and services with a fair value of $551,100, and 2,900,000 shares of common stock were issued in a private placement for $145,000 in cash for $0.05 per share. The Company issued 3,134,329 shares of common stock for an average of $0.067 per share for $210,000 of debt offering costs and 9,053,141 shares of common stock for an average of $0.033 per share for $275,000 of convertible debt and $3,901 of related interest costs. The Company also issued 150,000 shares of common stock for $0.06 per share for non-compete agreements valued at $9,000, related to the asset purchase agreement, 250,000 shares of common stock for $0.07 per share for $17,500 for director services, and 5,365,500 shares of common stock were issued for an average of $0.06 per share for consulting and services valued at $329,585. The fair value for all common stock issuances for consulting and services was determined using the fair market value of the stock on the dates of issuance.

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

Following guidance by EITF 00-27, the Company allocates a portion of proceeds received from convertible notes to warrants (granted to the note holders), and also to the beneficial conversion feature of the debt. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders’ equity. The discounts are amortized over the life of the loans.

In accordance with EITF 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

On May 25, 2004, the Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter “Cornell Capital”) in order to provide the Company with up to $6,000,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of November 30, 2005, the Company has received a total of $1,205,500 under these agreements net of associated costs totaling $194,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the years ended November 30, 2005 and 2004 was $105,000 and $52,500, respectively.

Standby Equity Agreement Transactions
In August 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $225,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within sixty-two calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $206,125 in cash and incurred related fees and expenses of $18,875, which were expensed to financing costs. During the year ended November 30, 2004, Cornell Capital converted the loan into 5,809,251 shares of common stock in payment of the aforementioned note principal and related interest of $3,901. The Company recorded beneficial conversion feature of $56,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 2% on interest, 8% on financing fees and 25% on the beneficial conversion feature for a total of 35%.

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the year ended November 30, 2005 was $25,625 and no amortization was recognized during 2004. In the year ended November 30, 2004, Cornell Capital received 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the fiscal year ended November 30, 2005, Cornell

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Capital received 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company recorded beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the year ended November 30, 2005 was $23,750. In the fiscal year ended November 30, 2005, Cornell Capital converted note principal of $125,000 for 2,274,979 shares of common stock. Interest of $9,016 was expensed for the year ended November 30, 2005. The Company had a beneficial conversion feature of $62,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In March 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being amortized as a financing expense over the duration of the note. Amortization for the fiscal year ended November 30, 2005 was $14,250. In the year ended November 30, 2005, Cornell Capital converted 4,831,260 shares of common stock for payment of note principal of $105,421. Interest of $13,405 was accrued for the year ended November 30, 2005. The Company recorded beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In June 2005, the Company’s board of directors agreed to cancel its standby equity agreement with Cornell Capital. The Company’s management feels that this cancellation is in the best interest of the Company. In addition, the Company requested a complete accounting from

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Cornell Capital related to the standby equity agreement, from inception to the current date. As of November 30, 2005, no accounting related to this agreement has been received from Cornell.

Convertible Debenture
In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the year ended November 30, 2005, the Company recorded $93,000 of financing expense and $3,750 of interest expense, no interest or financing expenses were recognized during 2004. Cornell Capital also converted 14,219,021 shares of common stock at an average price of $0.0211 per share for payment of the entire principal in the amount of $300,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.

NOTE 7 - CONTRACTS AND AGREEMENTS

KSI Machine and Engineering, Inc.
During the fiscal year ended November 30, 2005, the Company entered into a licensing agreement with KSI Machine and Engineering, Inc. (hereinafter “KSI”), whereby KSI would be licensed to utilize the Company’s patented laser technology in exchange for a performance based licensing fee payable to the Company (See Note 8.)

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

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock valued on the date of grant at a fair value of $140,000. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. All amounts were immediately recorded as consulting expense. During the year ended November 30, 2005, the Company paid no fees to CEOcast, as their services were not required.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

During the year ended November 30, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. (See Note 4.) In addition, during the year ended November 30, 2005, the Company cancelled the 3,050,000 warrants outstanding which were issued to RMC, and issued 6,065,000 shares of restricted common stock to replace these cancelled warrants. These restricted shares were issued at a price of $0.035 per share, for a total amount of $212,275, which was expensed as consulting expenses at the time of issuance.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of November 30, 2005, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of August 2005, the Company is in a dispute with Cornell Capital regarding to Cornell’s claim of shares issued under Section 144 restricted stock. As of November 30, 2005, the dispute has not been resolved. Cornell has made demands for conversion of 1,288,401 shares of the company's common stock which have not been delivered. Management has decided to fully resolve their dispute with Cornell prior to any further issuance of common stock under  the conversion clauses of their agreements.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at November 30, 2005 and 2004 was $1,020,000 and $660,000, respectively, and is included in the related party payable. The accrued interest on the principal is approximately $413,000 and $262,500, respectively, and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $12,500. The Company recognized $360,000 of monthly expenses in each of the years ended November 30, 2005 and 2004, under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating substantial revenues from operations. The amounts owed will continue to accrue monthly.

Operating Lease
During the year ended November 30, 2004, the Company entered into an operating lease for a vehicle and paid a refundable security deposit of $925 and lease payments of approximately $1,183. The remaining approximate lease payments for the contract are as follows:

2006	$14,196
2007	$14,196
2008	$ 7,098

Rental Agreement
During the year ended November 30, 2004, the company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five years and payments of $2,000 per month are required on a gradually increasing scale. The remaining lease payments for this contract are as follows:

2006	$24,300
2007	$25,500
2008	$26,700
2009	$27,900

NOTE 9 - TECHNOLOGY RIGHTS AND PATENTS

In the year ended November 30, 2003, the Company acquired rights to patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology (“LACC”) which can be used in manufacturing.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

	November 30, 2005	November 30, 2004
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(21,560)	(17,353)
	$20,509	$24,716

Amortization expense was $4,207 in each of the years ended November 30, 2005 and 2004.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable attributable to shareholder advances totaling $91,373 and $166,407 as of November 30, 2005 and 2004, respectively. These advances are not interest bearing and are payable upon demand.

In the years ended November 30, 2005 and 2004, there were 10,467,500 and 5,750,000 stock options, respectively, issued to a related party under the Company’s S-8 stock option plan. (See Note 4.) In addition, during the year ended November 30, 2005, there were 4,125,000 shares of common stock issued to a related party in a private placement transaction. No shares were issued during 2004.

See Note 8 regarding a licensing agreement with shareholders and Note 11 regarding related party debt.

NOTE 11 - PURCHASE OF NATIONAL ABRASIVE SYSTEMS, CO. ASSETS

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

NOTE 13- LONG-TERM DEBT

In August 2004, the Company signed a ten-year promissory note with terms of 3.5% interest per annum payment of interest only of $729 for the first six months and monthly payments thereafter of $2,417.

Payments of principal and interest are due on this note as follows for the next five years:

2006	$ 29,004
2007	$ 29,004
2008	$ 29,004
2009	$ 29,004
2010	$ 29,004

The balance of the Company’s notes payable at November 30, 2005 was as follows:

Related party note	$234,631
Less: Current portion	(21,129)
Long-term portion	$213,502

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of $6,750 and $2,250 has been charged to expense as of November 30, 2005 and 2004, respectively.

NOTE 12 - SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. On October 26, 2005, the Company paid an additional $30,000 for this agreement. On November 7, 2005, the Company paid an additional $20,000 for this agreement. As of November 30, 2005, the total required accumulated deposit of $200,000 has been paid to the current shareholder of KSI. As of the date of these financial statements, this acquisition has not been completed.  The board of directors of AmeriChip International, Inc. entered into a licensing agreement with KSI Machine & Engineering, Inc. for the use of Americhip’s patented Laser Assisted Chip Control technology. KSI and AmeriChip

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

are also negotiating a joint venture relationship, from which AmeriChip would generate revenues from the application of its proprietary technology in a Tier One environment.

Conversion of Related Party Debt
In January 2006, the Company entered into an agreement with two of its principal officers, whereby 24,000,000 shares of the Company’s common stock were issued to the officers in exchange for the outstanding principal and accrued interest due these officers related to the Company’s licensing agreement. (See Note 8.) These shares were issued at a price of $0.085 per share for a total amount of $2,040,000. In addition, 10,000,000 shares of common stock were issued a price of $0.04 per share for a total amount of $400,000. These transactions represent a complete payment of the amounts due these officers under the licensing agreement.

Acquisition of Equipment
Subsequent to November 30, 2005, but prior to the issuance of this report, the Company placed an order for a Mazak 350M machine center, costing $210,487, in preparation for conducting limited production runs. As of the date of this report, this equipment has not been delivered to the Company or placed in service in an operating capacity nor has the Company signed a formal agreement.

Subsequent to November 30, 2005, the Company issued 32,723,122 shares of common stock at an average price of $0.032 per share under the Company’s 2003 Nonqualified Stock Option Plan.

Subsequent to November 30, 2005, the Company issued 21,236,887 shares of common stock at an average price of $0.039 per share for services rendered to the Company.

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

ITEM 8B. OTHER INFORMATION

All requisite reports on Form 8-K were filed in the forth quarter ended November 30, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officer as of November 30, 2005 are as follows:

Name	Age	Position
Marc Walther	50	Chief Executive Officer and Director
Thomas Schwanitz	55	Chief Financial Officer, Director
Edward Rutkowski	41	Director, Vice President Research & Development
Russ Weldon*	74	Director

* On October 17, 2005, Mr. Russ Weldon submitted his resignation as an officer and as a member of the Board of Directors of AmeriChip International, Inc. On January 5, 2006, AmeriChip International, Inc. accepted his resignation. There were no disagreements with AmeriChip International, Inc. on any matter relating to AmeriChip International, Inc.’s operations, policies or practices.
The following is a brief description of the background of our directors and executive officers.

Background Information

Marc Walther. Mr. Walther is our Chief Executive Officer and a Director since May, 2003. Since May 2003, Mr. Walther has served our Company in several capacities, most recently as its Chief Executive Officer and a director. Prior to joining our Company, Mr. Walther was an original founder in AmeriChip Ventures, Inc. and AmeriChip, Inc. Since 1999 Mr. Walther has also been the owner and President of National Abrasive Systems Company) a manufacturer and distributor of various abrasive products throughout the north-eastern United States. Mr. Walther is still affiliated with that company, which he acquired in 1999.

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

Russ Weldon.  Mr. Weldon is a member of our Board of Directors and has been serving in that capacity since July, 2004. Mr. Weldon has spent over 40 years in the automotive industry in a career that has spanned all aspects of the industry. Mr. Weldon currently provides consulting services to companies engaged in all areas of the Company’s target markets. Prior to earning a mechanical engineering degree at the University of Washington, Mr. Weldon apprenticed as a tool and die maker. Mr. Weldon’s professional experiences have included work with companies including Distel Tools and Machining, Detroit, MI; ITT, Higgby, Detroit, MI; Allied Products of Chicago, IL and Saturn, Springhill, TN.  For the past five years (5) Mr. Weldon has been a commissioned salesman and consultant to Distel Tools and Machining of Detroit, MI.

Thomas Schwanitz. Mr. Schwanitz is Managing Partner of Schwanitz, Hayden & Associates, P.L.C. of Detroit, Michigan, and has a Bachelor of Science - Accounting from Northern Michigan University. His professional affiliations include member of American Institute of Certified Public Accountants, Michigan Association of Certified Public Accountants, Consultant to the Association of Macomb County Life Underwriters and Financial & Estate Planning Councils of Detroit and Macomb County. Mr. Schwanitz is also a member of the Board of Directors for and is the Treasurer of the Mount Clemens General Hospital and on the Board of Trustees for Baker College, Mount Clemens.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of November 30, 2005, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

Audit Committee

The principal functions of the Audit Committee is to recommend the annual appointment of the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any the Company’s internal control procedures. Our audit committee consists of Mr. Thomas Schwanitz who is Chairman of the Committee and Mr. Peter Wanner, a certified public accountant. The Board of Directors believes that the Audit Committee, are capable of concluding that the Company’s disclosure controls and procedures were effective for purposes of the Securities Exchange Act of 1934 filings with the Securities and Exchange Commission. The full audit committee is currently being constituted and will have two outside directors, one of which will be the chairman.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended November 30, 2005, 2004 and 2003, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

David Howard(1)	2004	$0	—	—	—	—
Former Chairman of the Board of	2003	$0	—	—	—	—
Directors and former Officer	2002	$0	—	—	—	—

Marc Walther	2005	$56,140	—	—	—	—
Chief Executive Officer, President and	2004	$0	—	—	—	—
member of the Board of Directors	2003	$0	—	—	—	—

Thomas Schwantiz	2005	$0
Chief Financial Officer

Ed Rutkowski	2005	$55,595	—	—	—	—
Director, Vice President of Research and	2004	$0	—	—	—	—
Development, Chief Operating Officer	2003	$0	—	—	—	—

John Taylor	2004	$0	—	—	—	—
Former President and Chief	2003	$0	—	—	—	—
Executive Officer	2002	$12,000	—	—	—	—

_________________________

(1)
David Howard retired and was replaced as a director by Russ Weldon on July 19, 2004. On October 17, 2005, Mr. Russ Weldon submitted his resignation as an officer and as a member of the Board of Directors of AmeriChip International, Inc. On January 5, 2006, AmeriChip International, Inc. accepted his resignation.

Aggregated Option Exercises in Last Fiscal Year And Fiscal
Year-End Option Values

The Company has not issued any stock options to any of the executive officers listed in the Summary Compensation Table above.

Compensation of Directors

We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director.

Employment Agreements
On October 22, 2003, the Board of Directors approved the AmeriChip International Inc. 2003 Nonqualified Stock Option Plan under which employees, officers, directors and consultants are eligible to receive grants of stock options. AmeriChip has reserved a total of 20,000,000 shares of common stock under the 2003 Nonqualified Stock Option Plan. On May 26, 2004 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 8,000,000 shares of common stock. On June 30, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 18,000,000 shares of common stock. On Jaugust 8, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 20,000,000 shares of common stock. .On September 19, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 22,000,000 shares of common stock. On December 12, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 35,000,000 shares of common stock. The Plan is presently administered by the Board of Directors. Subject to the provisions of the 2003 Nonqualified Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.

Change in Control

There are no arrangements which would result in payments to any officers or directors in the event of a change-in-control of AmeriChip.

Indemnification

Our Articles of Incorporation and Bylaws provide that we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of November 30, 2005. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of November 30, 2005, we had 242,031,535 shares of common stock outstanding.

Name and Address	Title of Class	Shares Beneficially Owned (1)	Percent of Class(1)

David Howard(2) 9282 General Drive Plymouth, MI 48170	Common	20,000,000	8.3%
Marc Walther 9282 General Drive Plymouth, MI 48170 (Director)	Common	20,000,000	8.3%
Edward Rutkowski 9282 General Drive Plymouth, MI 48170 (Director)	Common	20,000,000	8.3%
Thomas Schwanitz	Common	0	0%
Officers and Directors as a Group (3 Persons)	Common	40,000,000	16.6%
_______________________

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 242,031,535 shares of common stock outstanding as of November 30, 2005, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of November 30, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
David Howard retired and was replaced as a director by Russ Weldon on July 19, 2004. On October 17, 2005, Mr. Russ Weldon submitted his resignation as an officer and as a member of the Board of Directors of AmeriChip International, Inc. On January 5, 2006, AmeriChip International, Inc. accepted his resignation.

(3)
On January 11, 2006 Mr. Thomas Schwanitz joined the Board of Directors and was appointed our Chief Financial Officer. At the time of this report Mr. Schwanitz has not been granted any shares of common stock of the Company.

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

The Company has a related party payable for advances from shareholders totaling $91,373 and $166,407 as of November 30, 2005 and 2004, respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

Mr. Walther is the President of National Abrasives System, Co. He is also the President/ CEO and Director of our Company. In the transaction with National Abrasives System, Co., Mr. Walther received a note from the Company for $250,000. During the Company’s Board of Directors meeting held to approve the purchase of National Abrasives System, Co., Mr. Walther abstained from voting.

In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 9) with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. The Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at November 30, 2005 and November 30, 2004 was $1,020,000 and $660,000 respectively and is included in the related party payable. The accrued interest on the principal is $275,000 and is included in the accrued interest. During the year ended November 30, 2005 and November 30, 2004, the Company paid interest due to two shareholders in the amount of $0 and $20,500 respectively. The Company recognized monthly expenses totaling $360,000 under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.

Conversion of Related Party Debt

On January 11, 2006, the Company entered into an agreement with two of its principal officers, whereby 24,000,000 shares of the Company’s common stock were issued to the officers in exchange for the outstanding principal and accrued interest due these officers related to the Company’s licensing agreement. (See Note 8.) These shares were issued at a price of $0.085 per share for a total amount of $2,040,000. In addition the company issued 10,000,000 shares of common stock at $0.04 per share for a total amount of $400,000. This transaction represents a complete payment of the amounts due these officers under the licensing agreement.

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

ITEM 13. EXHIBITS

3.1	Company's Amended and Restated Articles of Incorporation (1)

3.2	Company's Revised Amended and Restated Bylaws (1)

14.1	Code of Business Conduct (2)

10.1	Patent Licensing Agreement, dated January 21, 2003, by and between AmerChip, Inc. and AmeriChip Ventures (2)

10.2	Shareholder Agreement, dated February 24, 2003, by and among David Howard, Edward Rutkowski and Marc Walther. (2)

10.3	Agreement, dated October 22, 2003, by and between RM Communications and AmerChip, Inc. (2)

10.4	Agreement, dated April 1, 2004, by and between RM Communications and AmerChip, Inc. (2)

10.5	Purchase and Sale of Business Assets Agreement, dated August 1, 2004, between National Abrasive Systems, Co. and AmerChip Tool and Abrasives, LLC (2)

10.6	Promissory Note issued on August 1, 2004 by AmerChip Tool and Abrasives, LLC to National Abrasive Systems, Co. (2)

10.7	Security Agreement, dated on August 1, 2004 between AmerChip Tool and Abrasives, LLC to National Abrasive Systems, Co. (2)

10.8	Promissory Note issued on August 2, 2004 by AmeriChip International, Inc. to Cornell Capital (2)

10.9	Promissory Note issued on September 30, 2004 by AmeriChip International, Inc. to Cornell Capital (2)

10.10	Promissory Note issued on January 10, 2004 by AmeriChip International, Inc. to Cornell Capital (2)

23.1	Consent of Independent Auditors (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 4, 2001.
(2) Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 15, 2005.
(3) Filed herewith.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Williams & Webster, P.S. ("Williams & Webster")  billed us in the aggregate amount of $71,206 and $68,181 for professional  services  rendered for their  audit  of our  annual  financial  statements  and  their  reviews  of the financial  statements  included in our Forms 10-QSB for the year ended  November 30, 2005 and November 30, 2004, respectively, and review of and SB2 registration statement.

AUDIT-RELATED FEES

Williams & Webster did not bill us for, nor perform professional  services rendered for  assurance  and  related  services  that  were  reasonably  related  to  the performance  of audit or review of the Company's  financial  statements  for the fiscal years ended November 30, 2005 and November 30, 2004, respectively.

TAX FEES

Williams & Webster did not bill us for, nor were perform professional services rendered for tax related services for the fiscal years ended November 30, 2005 and November 30, 2004, respectively

ALL OTHER FEES

Williams & Webster did not bill us for, nor were perform professional services rendered during the last two fiscal years,  other than as reported  above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriChip International Inc.

By:	/s/ Marc Walther

President, Chief Executive Officer, Chairman of the Board of Directors February 28, 2006

AmeriChip International Inc.

By:	/s/ Thomas Schwanitz

Chief Financial Officer, February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Marc Walther

Marc Walther
President, Chief Executive Officer, Chairman of the Board of Directors
February 28, 2006

/s/ Edward Rutkowski

Edward Rutkowski
Director
February 28, 2006