Form 10QSB
period 2006-02-28
AMERICHIP INTERNATIONAL INC
filed 2006-04-14
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING FEBRUARY 28, 2006

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

As of April 14, 2006, 350,926,544 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

AMERICHIP INTERNATIONAL INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS

	February 28, 2006	November 30, 2005

ASSETS

CURRENT ASSETS
Cash	$44	$218
Accounts receivable - trade	32,469	31,646
Prepaid expenses	2,205	5,295
Inventory	233,171	237,047
TOTAL CURRENT ASSETS	267,889	274,206

FIXED ASSETS
Furniture & fixtures	16,903	16,903
Machinery & equipment	261,620	261,620
Less accumulated depreciation	(29,654)	(19,134)
TOTAL FIXED ASSETS	248,869	259,389

OTHER ASSETS
Deposits	258,959	238,959
Technology rights and patents, net of amortization	19,457	20,509
Deferred debt offerings costs, net of amortization	26,250	52,500
TOTAL OTHER ASSETS	304,666	311,968

TOTAL ASSETS	$821,424	$845,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$2,017	$4,561
Accounts payable and accrued expenses	305,089	370,149
Related party payable	455,086	1,111,373
Related party notes payable, current portion	21,252	21,129
Convertible debentures, net of discounts	225,579	225,579
Accrued interest - related party	148,748	412,499
Accrued interest - other	17,012	16,368
Deposits - private placements	—	325,386
TOTAL CURRENT LIABILITIES	1,174,783	2,487,044

LONG TERM LIABILITIES
Related party notes payable, net of current portion	209,909	213,502
TOTAL LONG TERM LIABILITIES	209,909	213,502

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized,
329,541,544 and 242,031,535 shares issued and outstanding	329,542	242,032
Additional paid-in capital	11,314,394	7,607,730
Accumulated deficit	(12,210,617)	(9,708,158)
TOTAL STOCKHOLDERS' DEFICIT	(566,681)	(1,858,396)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$821,424	$845,563

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 28, 2006	February 28, 2005

REVENUES
Sales	$48,139		$33,264
Commissions	—		226
	48,139		33,490

COST OF SALES	26,796		17,262

Gross Profit	21,343		16,228

EXPENSES
Wages - officers and directors	53,018		—
Wages - other	60,389		—
Administrative service	115,536		162,193
Legal and accounting	48,637		40,334
Depreciation and amortization	11,572		4,646
Consulting expense	1,118,077		22,189
License expense	1,350,000		90,000
Office expense	5,970		8,134
Total Expenses	2,763,199		327,496

LOSS FROM OPERATIONS	(2,741,856)		(311,268)

OTHER INCOME (EXPENSE)
Forgiveness of debt	288,488		—
Financing expense	(26,250)		(131,998)
Interest	(22,841)		(58,793)
Total Other Income (Expense)	239,397		(190,791)

LOSS BEFORE TAXES	(2,502,459)		(502,059)

INCOME TAX EXPENSE	—		—

NET LOSS	$(2,502,459)		$(502,059)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	274,001,233		134,957,186

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2006	February 28, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$47,315	$20,663
Cash paid to suppliers & employees	(260,494)	(282,936)
Interest paid	(1,364)	(13,516)
Net cash used by operating activities	(214,543)	(275,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on deposits	—	(100,000)
Net cash used by investing activities	—	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on related party payable	(6,287)	—
Payments made on related party notes payable	(3,470)	—
Proceeds received on convertible debt and notes	—	226,250
Proceeds from the issuance of common stock	224,126	—
Common stock issued in private placement	—	5,250
Net cash provided by financing activities	214,369	231,500

NET INCREASE (DECREASE) IN CASH	(174)	(144,289)

CASH, BEGINNING OF PERIOD	218	180,690

CASH, END OF PERIOD	$44	$36,401

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC
(Formerly Southborrough Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2006	February 28, 2005

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(2,502,459)	$(502,059)

Forgiveness of debt income which did not require the use of cash	(288,488)	—
Depreciation and amortization which did not require the use of cash	11,572	4,646
Amortization of discount on convertible debt	—	131,998
Amortization of fniance charges which did not require the use of cash	26,250	—
Licenses expense which did not require the use of cash	1,350,000	—
Warrants issued for services	51,300	19,524
Common stock issued for interest on convertible debt	—	10,464
Common stock issued for consulting services	—	—
Common stock issued for exercise of options for consuting services	1,133,363	—

Net cash used by operating activities	(218,462)	(335,427)

Adjustments to reconcile net loss to net cash used by operating activities

(Increase) Decrease
Accounts receivable - trade	(823)	12,827
Prepaid expenses	3,090	2,155
Inventories	3,876	(3,630)

(Increase) Decrease
Bank overdraft	(2,544)	—
Accounts payable and accrued expenses	(21,157)	(35,659)
Accrued interest payable	21,477	3,750
Accrued interest - related parties	—	41,527
Related party payables	—	38,668
Deposits - private placement	—	—
Net cash used by operating activities	$(214,543)	$(275,789)

SUPPLEMENTAL NON-CASH ACTIVITY

Stock issued for repayment of convertible debt	$—	$400,000
Warrants issued for services	51,300	19,524
Common stock issued for interest on convertible debt	—	10,464
Common stock issued for exercise of options for consuting services	1,133,363	—
Common stock issued for deposits for consulting services	20,000	—
Common stock issued for private placement deposits received in prior year	325,386	—
Common stock issued for license expense, related party payable,
and accrued interest	2,040,000	—

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

During the three months ending February 28, 2006, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the three-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At February 28, 2006, the Company had an accumulated deficit of $12,210,617. For the three months ended February 28, 2006, the Company sustained a net loss of $2,502,459. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

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

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of February 28, 2006, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $233,171, consisting of $230,391 of grinding and abrasive products and $2,780 of other materials.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment, at February 28, 2006:

Furniture and fixtures	$16,903
Plant assets	261,620
278,523
Less accumulated depreciation	(29,654)
$248,869

The Company recognized $10,520 in depreciation expense for the three months ended February 28, 2006 and $17,518 for the year ending November 30, 2005. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. The Company will begin the depreciating one asset when it has been placed in service.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

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

At February 28, 2006 and November 30, 2005, the Company had deferred tax assets of approximately $4,152,000 and $3,300,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at February 28, 2006 and November 30, 2005.

The significant components of the deferred tax assets at February 28, 2006 and November 30, 2005 were as follows:

	February 28, 2006	November 30, 2005

Net operating loss carryforward	$12,211,000	$9,708,000

Warrants issued:	$51,300	$—

Deferred tax asset	$4,134,000	$3,300,000
Deferred tax asset valuation allowance	$(4,134,000)	$(3,300,000)

At February 28, 2006 and November 30, 2005, the Company has net operating loss carryforwards of approximately $12,211,000 and $9,708,000, respectively, which expire in the years 2021 through 2026. The Company recognized $51,300 and $0 of losses from issuance of warrants for services as of February 28, 2006 and November 30, 2005, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2005 to February 28, 2006 was $834,000.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating losses and general business credit carryforwards in the event of an “ownership change” of a

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

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

During the three months ended February 28, 2006, the Company recognized $48,139 of revenues from product sales and nothing from the agency relationships. During the three months ended February 28, 2005, the Company recognized $33,264 from product sales and $226 from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies. Cost of sales totaled $26,796 and $17,262 for the three months ended February 28, 2006 and 2005 respectively.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2005, allowed the Company to issue up to 80,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 80,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the year ended November 30, 2005, the Company issued 59,250,000 stock options to consultants for marketing and advisory services under this plan, of which 10,467,500 were to related parties. As of November 30, 2005, there were 750,000 options

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

remaining under this plan. All other registered shares under this plan were issued in periods prior to the fiscal year ending November 30, 2005. There were no options issued to officers, directors or employees during the year ended November 30, 2005.

During the year ended November 30, 2005, options totaling 59,250,000 were exercised at a weighted average price of $.04 per share for $1,877,327 of consulting fees provided to the Company. When applicable, these options were valued pursuant the terms of the related consulting agreements. The remaining options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options. The value of the services provided as a result of these share based payments was determined in accordance with SFAS 123 and SFAS 123 (R).

During the three month period ending February 28, 2006, the Company registered an additional 35,000,000 shares of common stock under this plan. During this same three month period, 32,273,122 options were exercised under this plan at an average price of $.017 per share for $538,363 of consulting and advisory services (of which 1,200,000 were to related parties). The options were valued at the market price of on the date of grant. These options were exercised immediately upon grant, and therefore the Company deemed that no additional value should be assigned to the options. As of February 28, 2006, there were 3,476,878 options available to be issued under the plan. There were no options issued to officers, directors or employees during the three months ended February 28, 2006.

The following is a summary of stock option activity:

	Number of Shares Under the Option Plan	Weighted Average Exercise Price

Outstanding December 1, 2004	—	—
Granted	59,250,000	$0.04
Exercised or expired	(59,250,000)	(0.04)
Outstanding November 30, 2005	—	$—
Weighted average fair value of
options granted during the
period ended November 30, 2005		$0.04

Outstanding December 1, 2005	—	$—
Granted	32,273,122	0.017
Exercised or expired	(32,273,122)	(0.017)
Outstanding February 28, 2006	—	$—
Weighted average fair value of
options granted during the
period ended February 28, 2006		$0.017

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

Warrants
The fair value of warrants issued in the three months ended February 28, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%, volatility is 148%, and expected life is 2 years.

During the three months ended February 28, 2006, warrants were issued pursuant a consulting agreement, to acquire 1,000,000 shares of common stock at an exercise price of $0.08. The fair value of the warrants, which was determined on the date of grant, was $24,300. Also, during the three months ended February 28, 2006, warrants were issued pursuant a consulting agreement to acquire 1,250,000 shares of common stock at an exercise price of $.12. The fair market value of the warrants which was determined on the date of grant was $27,000. Accordingly, the fair market value of all warrants issued by the Company during the three months ended February 28, 2006 was $51,300.

During the year ended November 30, 2005, 1,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $.035 per share. Additional fair market value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised during the six months ended May 31, 2005 for common stock for cash of $5,250, which approximates the fair value on the date of grant. In June, 2005, these 3,050,000 of outstanding warrants were cancelled and replaced by the issuance of 6,065,000 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at February 28, 2006 and the fiscal year ended November 30, 2005 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(3,050,000)	2.75	$0.035
Exercised	(150,000)	—	$0.035
Total warrants outstanding at November 30, 2005	—	—	—
Total unexercised warrants at November 30, 2005	—	—	—
During the three months ended February 28, 2006:
Issued	2,250,000	1.75	$0.102
Cancelled	—	—	—
Exercised	—	—	—
Total warrants outstanding at February 28, 2006	2,250,000	1.75	$0.102
Total unexercised warrants at February 28, 2006	2,250,000	1.75	$0.102

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

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

During the three months ended February 28, 2006, 15,336,887 shares of common stock were issued at an average price of $.035 per share in a private placement for $549,512 in cash; 24,000,000 shares of common stock were issued to two of the Company’s officers and directors in exchange for unpaid license fees and interest at an average price of $.085 per share for $2,040,000; 500,000 shares were issued for a deposit on consulting services at an average price of $.04 per share for $20,000; 10,000,000 shares of common stock were issued to two of the Company’s officers and directors for consulting services at an average price if $.04 per share for $400,000;and 37,673,122 shares of common stock were issued at an average price of $.019 per share for consulting services with a fair value of $733,363.

During the year ended November 30, 2005, the Company issued 31,429,368 shares of common stock for an average of $0.03 per share for convertible debt of $880,421 and related interest costs of $15,303. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6.) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250; 6,065,000 shares of common stock were issued in exchange for the cancellation of all outstanding warrants issued by the Company at a price of $0.35 per share for a fair value of $212,275; 13,009,638 shares of common stock were issued at an average price of $.024 per share in a private placement for $319,914 in cash; and 68,655,274 shares were issued at an average price of $0.03 per share for consulting services with a fair value of $2,209,502.

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

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

On May 25, 2004, the Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter “Cornell Capital”) in order to provide the Company with up to $6,000,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of February 28, 2006, the Company has received a total of $1,205,500 under these agreements net of associated costs totaling $194,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the three months ended February 28, 2006 and 2005 was $26,250 for each three month period.

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

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the three months ended February 28, 2006 and 2005 was zero and $21,306, respectively. In the year ended November 30, 2004, Cornell Capital received 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the three months ended February 28, 2005, Cornell Capital converted 4,961,842 shares of common stock for payment of the remaining note

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

principal of $225,000 and related interest of $10,464. The Company had a beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the three months ended February 28, 2006 and 2005 was zero and $14,192, respectively. In the three months ended February 28, 2005, Cornell Capital converted 2,274,979 shares of common stock for payment of note principal of $125,000. Interest of zero and $4,027 was expensed for the three months ended February 28, 2006 and 2005 respectively. The Company had a beneficial conversion feature of $62,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In March, 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being amortized as a financing expense over the duration of the note. There was no amortization for the three months ended February 28, 2006 and 2005, respectively. In the year ended November 30, 2005, Cornell Capital converted 4,831,260 shares of common stock for payment of note principal of $105,421. No interest was expensed for the three months ended February 28, 2006 and 2005, respectively. The Company had a beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In June, 2005, the Company’s board of directors agreed to cancel its standby equity agreement with Cornell Capital. The Company’s management feels that this cancellation is in the best interest of the Company. In addition, the Company requested a complete accounting from

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

Cornell Capital related to the standby equity agreement, from inception to the current date. As of February 28, 2006, no accounting related to this agreement has been received from Cornell.

Convertible Debenture
In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the three months ended February 28, 2006 and 2005, the Company recorded zero and $19,375, respectively, of financing expense and zero and $3,750, respectively of interest expense. Cornell Capital also converted 14,219,021 shares of common stock at an average price of $0.0211 per share for payment of the entire principal in the amount of $300,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.

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

In July 2004, the Company signed a new agreement with CEOcast whereby the Company paid a retainer of $5,000 and issued 2,000,000 shares of common stock valued on the date of grant at a fair value of $140,000. The Company also agreed to pay $5,000 per month commencing in August 2004. During the year ended November 30, 2004, the Company paid $17,000 to CEOcast under the terms of the agreement. All amounts were immediately recorded as consulting expense. During the three months ended February 28, 2006 and 2005, the Company paid no fees to CEOcast, as their services were not required.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

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

Seco-Carabology
In July, 2005, the Company’s wholly owned subsidiary, AmeriChip Tool and Abrasive has been awarded an expanded territory by Seco-Carabology in the State of Michigan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of February 28, 2006, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of August, 2005, the Company is in dispute with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. As of February 28, 2006, the dispute has not

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

been resolved. Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered. Management has decided to fully resolve their dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements.

Licensing Agreements
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

During the three months ended February 28, 2006, the Company entered into a stock purchase agreement with two of these shareholders, whereby the Company issued 24,000,000 shares to the shareholders at a price of $.085 per share, for a total price of $2,040,000, in full payment of the unpaid principal and interest payments related to two of the three license agreements. The issue price of these shares was less than the principal and interest amounts due to these two shareholders in the amount of $2,284,584 under the license agreements, resulting in income from forgiveness of debt in the amount of $244,584 being recognized during the three months ended February 28, 2006. As of February 28, 2006, accrued principal and interest amounts under these licensing agreements was due to one of the three shareholders included in the original licensing agreements,. The accrued principal due the shareholders at February 28, 2006 and 2005 was $370,000 and $750,000, respectively, and is included in the related party payable. The accrued interest on the principal is $148,748 and $300,000, respectively, and is included in the accrued interest. During the year ended November 30, 2004, the Company paid interest due to two shareholders in the amount of $12,500.

As a result of the stock purchase agreement previously identified, the total of the previously unrecognized license expense related to the two shareholders included in stock purchase agreement was immediately recognized as an expense during the three months ended February 28, 2006. Accordingly, the Company recognized $1,350,000 and $90,000 of monthly expenses for the three months ended February 28, 2006 and 2005, respectively, under the licensing agreement as license expense. The one unpaid shareholder has agreed to a suspension of payments until the Company begins generating substantial revenues from operations. The amounts owed will continue to accrue monthly.

On February 27, 2006, the Company entered into a licensing agreement with its President and Chief Executive Officer, for the use of his patented metal polishing technology. The agreement allows the Company to have exclusive use of this technology, except for prior arrangements between this officer and a major automotive company as well as certain subsidiaries of this supplier. Pursuant this licensing agreement, the President and Chief Executive Officer will receive a royalty from AmeriChip on any revenues generated from implementation of this process.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

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

The following is a summary of technology licenses and patents and accumulated amortization:

	February 28, 2006	November 30, 2005
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(22,612)	(21,560)
	$19,457	$20,509

Amortization expense was $1,052 in the three months ended February 28, 2006 and $4,207 in the year ended November 30, 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $79,242 and $91,373 and as of February 28, 2006 and November 30, 2005, respectively. These advances are not interest bearing and are payable upon demand.

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
February 28, 2006

Terms of the ten-year promissory note include 3.5% interest per annum. Payment of the note includes payment of interest only of $729 for the first six months and monthly payments thereafter of $2,417.

Payments are due on this note as follows for the next five years:

2006	$36,255
2007	$29,004
2008	$29,004
2009	$29,004

The balance of the note at February 28, 2006 was as follows:

Related party note	$231,161
Less: Current portion	(21,252)
Long-term portion	$209,909

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of zero and $6,750 has been charged to expense as of February 28, 2006 and November 30, 2005, respectively.

NOTE 13 - SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. During the three months ending February 28, 2006, the Company was still in the process of negotiating the terms of this transaction. As of the date of these financial statements, this acquisition has not been completed.  The board of directors of AmeriChip International, Inc. entered into a licensing agreement with KSI Machine & Engineering, Inc. for the use of AmeriChip’s patented Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The Company intends to continue pursuing this acquisition.

AMERICHIP INTERNATIONAL INC.
(Formerly Southborrough Ventures, Inc.)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006

Subsequent Registration of Additional Incentive Stock Shares
On March 28, 2006, the Company registered an additional 45,000,000 shares of common stock with the Securities and Exchange Commission, pursuant the Company’s 2003 Non-Qualified Incentive Stock Option Plan. These shares are reserved for issuance upon the future exercise of options under this plan.

Subsequent Stock Transactions
Subsequent to February 28, 2006, the Company issued an additional 1,500,000 shares under its 2003 Non-Qualified Incentive Stock Option Plan for consulting services with a fair value of $50,000.

Additionally, subsequent to February 28, 2006, the Company issued 1,350,000 warrants of the Company’s common stock, exercisable at a price of $.05 per share for consulting services. As of February 28, 2006, these warrants were valued at $54,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-QSB for the three months ended February 28, 2006. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended February 28, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. In June 2005, the Company cancelled all remaining warrants issued to RM Communications. In June 2005, the Company issued 6,065,000 shares of its capital stock pursuant to Rule 144. These shares replaced all outstanding warrants and completed the Company’s contract with RM Communications. The Company did not renew its contract in January 2006.

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

Competition

We compete with other parts machining companies. We have generated some revenues from our wholly owned subsidiary, AmeriChip Tool and Abrasives, and are a minuscule participant in the parts manufacturing business.

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
COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2005, TO THREE MONTHS ENDED FEBRUARY 28, 2006

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

Revenues and Sales. Revenues for the three months ended February 2006 increased from $33,264 for the three months ended February 28, 2005 to $48,139. Gross Profit for the three months ended February 28, 2006 increased from $16,228 for the three months ended February 28, 2005 to $21,343. The increases were primarily from the sales of product less $26,796 in costs of sales.

Operating Expenses . Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license increased from $327,496 for the three months ended February 28, 2005 to $2,732,692 for the three months ending February 28, 2006, an increase of $2,405,196. This increase is due to a larger amount of start up costs incurred during the three months ended February 28, 2006, as well as additional consulting expenses and the recognition of the remaining unrecognized license expense converted to common stock during the three months ending February 28, 2006.

Net Loss.    Net loss increased from a net loss of ($502,059) for the three months ended February 28, 2005 to a net loss of ($2,502,459) for the three months February 28, 2006, primarily due to the larger start up costs for the three months ended February 28, 2006, as well as the recognition of the remaining license expense due to two shareholders which was converted to common stock during the three month period.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2005 had an accumulated deficit of ($9,708,158) and for the quarter ended February 28, 2006, we had an accumulated deficit of ($12,210,617). For the year ended November 30, 2005, we sustained a net loss of ($4,294,876) and for the quarter ended February 28, 2006, we had a net loss of ($2,502,459).

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended February 28, 2006. .

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended February 28, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended February 28, 2006.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuantto Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuantto Section 906 of the Sarbanes-Oxley Act.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006	By:	/s/ Marc Walther

Marc Walther, President, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz

Thomas P Schwanitz, Principal Financial and Accounting Officer