Form 10QSB
period 2006-05-31
AMERICHIP INTERNATIONAL INC
filed 2006-07-17
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING MAY 31, 2006

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	000-33127	98-0339467
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification)

9282 General Drive, Suite 100, Plymouth, MI	48170-4607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 905-898-2646

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

As of July 10, 2006, 395,105,850 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL INC. CONSOLIDATED BALANCE SHEETS

	May 31, 2006 (unaudited)	November 30, 2005
ASSETS

CURRENT ASSETS
Cash	$7,952	$218
Accounts receivable - trade	32,267	31,646
Prepaid expenses	884	5,295
Inventory	238,032	237,047
TOTAL CURRENT ASSETS	279,135	274,206

FIXED ASSETS
Furniture & fixtures	16,903	16,903
Machinery & equipment	523,855	261,620
Less accumulated depreciation	(48,481)	(19,134)
TOTAL FIXED ASSETS	492,277	259,389

OTHER ASSETS
Deposits	238,959	238,959
Technology rights and patents, net of amortization	18,405	20,509
Deferred debt offerings costs, net of amortization	—	52,500
TOTAL OTHER ASSETS	257,364	311,968

TOTAL ASSETS	$1,028,776	$845,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$595	$4,561
Accounts payable and accrued expenses	614,426	370,149
Related party payable	485,086	1,111,373
Related party notes payable, current portion	21,627	21,129
Convertible debentures, net of discounts	225,579	225,579
Accrued interest - related party	161,248	412,499
Accrued interest - other	15,005	16,368
Deposits - private placements	—	325,386
TOTAL CURRENT LIABILITIES	1,523,566	2,487,044

LONG TERM LIABILITIES
Related party notes payable, net of current portion	199,000	213,502
TOTAL LONG TERM LIABILITIES	199,000	213,502

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized,
393,794,070 and 242,031,535 shares issued and outstanding, resepectively	393,794	242,032
Additional paid-in capital	13,590,757	7,607,730
Accumulated deficit	(14,681,754)	(9,708,158)
TOTAL STOCKHOLDERS' DEFICIT	(697,203)	(1,858,396)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,028,776	$845,563

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	May 31, 2006 (unaudited)	May 31, 2005 (unaudited)		(May 31, 2006 (unaudited)	May 31, 2005 (unaudited)

REVENUES
Sales	$33,611		$25,973	$81,750	$59,237
Commissions	—		—	—	226
	33,611		25,973	81,750	59,463

COST OF SALES	27,611		16,520	54,407	33,782

Gross Profit	6,000		9,453	27,343	25,681

EXPENSES
Wages - officers and directors	67,192		—	120,210	—
Wages - other	51,647		—	112,036	—
Administrative service	119,972		141,427	235,508	303,620
Legal and accounting	16,852		162,321	65,489	202,655
Depreciation and amortization	17,775		4,867	29,347	9,513
Consulting expense	1,875,482		42,000	2,993,559	64,189
License expense	30,000		90,000	1,380,000	180,000
Office expense	11,558		6,727	17,528	14,861
Total Expenses	2,190,478		447,342	4,953,677	774,838

LOSS FROM OPERATIONS	(2,184,478)		(437,889)	(4,926,334)	(749,157)

OTHER INCOME (EXPENSE)
Forgiveness of debt	—		(49,678)	43,904	—
Financing expense	(26,250)			(52,500)	(181,676)
Interest	(15,825)		(121,792)	(38,666)	(180,585)
Total Other Income (Expense)	(42,075)		(171,470)	(47,262)	(362,261)

LOSS BEFORE TAXES	(2,226,553)		(609,359)	(4,973,596)	(1,111,418)

INCOME TAX EXPENSE	—		—	—	—

NET LOSS	$(2,226,553)		$(609,359)	$(4,973,596)	$(1,111,418)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$	nil	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	354,809,773		143,334,578	314,849,506	139,175,882

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended May 31, 2006 (unaudited)	Six Months Ended May 31, 2005 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$81,129	$76,175
Cash paid to suppliers & employees	(717,178)	(324,191)
Interest paid	(5,333)	(118,115)
Net cash used by operating activities	(641,382)	(366,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	—	(2,025)
Payments on deposits	—	(288,120)
Net cash used by investing activities	—	(290,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - employee	—	2,025
Payments on loan payable - employee	—	(887)
Payments on related party payable	(6,287)	(64,633)
Payments made on related party notes payable	(14,004)	(8,489)
Proceeds received on convertible debentures	—	543,000
Proceeds from the issuance of common stock	669,407	5,250
Net cash provided by financing activities	649,116	476,266

NET INCREASE (DECREASE) IN CASH	7,734	(180,010)

CASH, BEGINNING OF PERIOD	218	180,690

CASH, END OF PERIOD	$7,952	$680

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended May 31, 2006 (unaudited)	Six Months Ended May 31, 2005 (unaudited)

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(4,973,596)	$(1,111,418)

Forgiveness of debt income which did not require the use of cash	(43,904)	—
Depreciation and amortization which did not require the use of cash	31,451	9,513
Amortization of fniance charges which did not require the use of cash	52,500	258,693
Licenses expense which did not require the use of cash	1,380,000	180,000
Warrants issued for services	388,838	19,524
Common stock issued for interest on convertible debt	—	15,453
Common stock issued for consulting services	2,466,576	63,250
Common stock issued for professional services	—	3,750
	(698,135)	(561,235)

Adjustments to reconcile net loss to net cash used by operating activities

(Increase) Decrease
Accounts receivable - trade	(621)	16,712
Prepaid expenses	4,409	4,309
Inventories	(985)	(5,215)
Increase (Decrease)
Bank overdraft	(3,966)	—
Accounts payable and accrued expenses	25,946	96,236
Accrued interest payable	31,970	83,062
Net cash used by operating activities	$(641,382)	$(366,131)

SUPPLEMENTAL NON-CASH ACTIVITY

Stock issued for repayment of convertible debt	$—	$575,000
Warrants issued for services	$388,838	$19,524
Common stock issued for interest on convertible debt	$—	$14,453
Common stock issued for exercise of options for consulting services	$2,466,576	$63,250
Common stock issued for professional services	$—	$3,750
Common stock issued for private placement deposits received in prior year	$325,386	$—
Common stock issued for license expense, related party payable
and accrued interest	$2,040,000	$—
Contribution of capital from related party	$244,584	$—

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

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

During the six months ending May 31, 2006, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the six-month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At May 31, 2006, the Company had an accumulated deficit of $14,681,754. For the six months ended May 31, 2006, the Company sustained a net loss of $4,973,596. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Accounting for Convertible Notes and Securities with Beneficial Conversion Features
Following guidance by EITF 00-27, the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders’ equity, respectively. The discounts are amortized over the life of the loans.

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of May 31, 2006, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $238,032, consisting of $235,252 of grinding and abrasive products and $2,780 of other materials.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment at May 31, 2006:

Furniture and fixtures	$16,903
Plant assets	523,855
540,758
Less accumulated depreciation	(48,481)
$492,277

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

The Company recognized $29,347 in depreciation expense for the six months ended May 31, 2006. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. The Company begins depreciating an asset when it has been placed in service.

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

At May 31, 2006 and November 30, 2005, the Company had deferred tax assets of approximately $4,860,000 and $3,300,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at May 31, 2006 and November 30, 2005.

The significant components of the deferred tax assets at May 31, 2006 and November 30, 2005 were as follows:

	May 31, 2006	November 30, 2005

Net operating loss carryforward	$14,682,000	$9,708,000

Warrants issued:	$388,800	$—

Deferred tax asset	$4,860,000	$3,300,000
Deferred tax asset valuation allowance	$(4,860,000)	$(3,300,000)

At May 31, 2006 and November 30, 2005, the Company has net operating loss carryforwards of approximately $14,682,000 and $9,708,000, respectively, which expire in the years 2021 through 2026. The Company recognized $388,800 and $0 of losses

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

from issuance of warrants for services as of May 31, 2006 and November 30, 2005, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2005 to May 31, 2006 was $1,560,000.

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

In 2004, the Company, through its business plan, expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

During the six months ended May 31, 2006, the Company recognized $81,750 of revenues from product sales and $0 from the agency relationships. During the six months ended May 31, 2005, the Company recognized $59,237 from product sales and $226 from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies. Cost of sales totaled $54,407 and $33,782 for the six months ended May 31, 2006 and 2005, respectively.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Stock Options

On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2005, allowed the Company to issue up to 80,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 80,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the year ended November 30, 2005, the Company issued 59,250,000 stock options to consultants for marketing and advisory services under this plan, of which 10,467,500 were to related parties. As of November 30, 2005, there were 750,000 options remaining under this plan. All other registered shares under this plan were issued in periods prior to the fiscal year ending November 30, 2005. There were no options issued to officers, directors or employees during the year ended November 30, 2005.

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

During the six month period ending May 31, 2006, the Company registered an additional 80,000,000 shares of common stock under this plan. During this same six month period, 104,838,220 options were exercised under this plan at an average price of $0.024 per share for $2,466,576 of consulting and advisory services (of which 500,000 were to a director and 4,440,570 were to related parties). The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company deemed that no additional value should be assigned to the options. As of May 31, 2006, there were 1,311,780 options available to be issued under the plan.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

The following is a summary of stock option activity:

	Number of Shares Under the Option Plan	Weighted Average Exercise Price

Outstanding December 1, 2004	—	—
Granted	59,250,000	$0.04
Exercised or expired	(59,250,000)	(0.04)
Outstanding November 30, 2005	—	$—
Weighted average fair value of
options granted during the
period ended November 30, 2005		$0.04

Outstanding December 1, 2005	—	$—
Granted	104,838,220	0.024
Exercised or expired	(104,838,220)	(0.024)
Outstanding May 31, 2006	—	$—
Weighted average fair value of
options granted during the
period ended May 31, 2006		$0.024

Warrants
The fair value of warrants issued in the six months ended May 31, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%; volatility is 148%; dividend yield is zero; and expected life is 2 years.

During the six months ended May 31, 2006, warrants were issued pursuant a consulting agreement, to acquire 1,000,000 shares of common stock at an exercise price of $0.08. The fair value of the warrants, which was determined on the date of grant, was $24,300. Also, during the six months ended May 31, 2006, warrants were issued pursuant a consulting agreement to acquire 1,250,000 shares of common stock at an exercise price of $0.12. The fair market value of the warrants which was determined on the date of grant was $27,000. Additionally, during the six months ended May 31, 2006, warrants were issued pursuant a consulting agreement to acquire 1,375,000 shares of common stock at an exercise price of $0.05.

During the six months ended May 31, 2006, warrant certificate #38 was issued pursuant an agreement with a director to acquire 10,000,000 shares of common stock at no exercise price. The maturity of these warrants was six months from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the value of the warrants on the grant date. Accordingly, the value of these warrants was estimated to be the fair market value of the corresponding stock as of the grant date of $0.03 per share. As a result, the value of these warrants on the grant date was determined to be $300,000. Accordingly, the fair market value of all

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

warrants issued by the Company during the six months ended May 31, 2006 was $388,838.

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

Summarized information about stock warrants outstanding and exercisable at May 31, 2006 and the fiscal year ended November 30, 2005 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(3,050,000)	2.75	$0.035
Exercised	(150,000)	—	$0.035
Total warrants outstanding at November 30, 2005	—	—	—
Total unexercised warrants at November 30, 2005	—	—	—
During the six months ended May 31, 2006:
Issued	13,625,000	1.75	$0.07
Cancelled	—	—	—
Exercised	—	—	—
Total warrants outstanding at May 31, 2006	13,625,000	1.75	$0.07
Total unexercised warrants at May 31, 2006	13,625,000	1.75	$0.07

NOTE 5 - COMMON STOCK

In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six months ended May 31, 2006, 22,924,315 shares of common stock were issued at an average price of $0.043 per share in a private placement for $994,791 in cash; 24,000,000 shares of common stock were issued to two of the Company’s officers and directors in exchange for unpaid license fees and interest at an average price of $0.085 per share for $2,040,000; 20,500,000 shares of common stock were issued to three of the Company’s officers and directors for consulting services at an average price if 0$.04 per share for $820,000;and 84,338,220 shares of common stock were issued at an average price of $0.019 per share for consulting services with a fair value of $1,646,576.

Also, during the six months ended May 31, 2006, contributed capital was recorded in the amount of $244,584, which resulted from the conversion of unpaid license fees due to two shareholders into 24,000,000 shares of the Company’s restricted common stock. This debt was converted to common stock at a price of $0.085 per share, for a total conversion price of $2,040,000, while the total amount due to these shareholders for the unpaid license fees was $2,284,584, resulting in contributed capital from these shareholders in the amount of $244,584. (See Note 8.)

During the year ended November 30, 2005, the Company issued 31,429,368 shares of common stock for an average of $0.03 per share for convertible debt of $880,421 and related interest costs of $15,303. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6.) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250; 6,065,000 shares of common stock were issued in exchange for the cancellation of all outstanding warrants issued by the Company at a price of $0.35 per share for a fair value of $212,275; 13,009,638 shares of common stock were issued at an average price of $0.024 per share in a private placement for $319,914 in cash; and 68,655,274 shares were issued at an average price of $0.03 per share for consulting services with a fair value of $2,209,502.

NOTE 6 - CORNELL CAPITAL PARTNERS LP FINANCING

Following guidance by EITF 00-27, the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders’ equity, respectively. The discounts are amortized over the life of the loans.

In accordance with EITF 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

On May 25, 2004, the Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter “Cornell Capital”) in order to provide the Company with up to $6,000,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of May 31, 2006, the Company has received a total of $1,205,500 under these agreements net of associated costs totaling

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

$194,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Amortization for the six months ended May 31, 2006 and 2005 was $52,500 for each six month period.

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

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the six months ended May 31, 2006 and 2005 was zero and $25,625, respectively. In the year ended November 30, 2004, Cornell Capital received 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the six months ended May 31, 2005, Cornell Capital converted 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company had a beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the six months ended May 31, 2006 and 2005 was zero and $23,750, respectively. In the six months ended May 31, 2005, Cornell Capital converted 2,274,979 shares of common stock for payment of note principal of $125,000. Interest of zero and $9,016 was expensed for the six months ended May 31, 2006 and 2005, respectively. The Company had a beneficial conversion feature of $62,250 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In March, 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being amortized as a financing expense over the duration of the note. Amortization for the six months ended May 31, 2006 and 2005 was zero and $15,970, respectively. In the year ended November 30, 2005, Cornell Capital converted 4,831,260 shares of common stock for payment of note principal of $105,421. No interest was expensed in the six months ended May 31, 2006 and 2005, respectively. The Company had a beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In June, 2005, the Company’s board of directors agreed to cancel its standby equity agreement with Cornell Capital. The Company’s management feels that this cancellation is in the best interest of the Company. In addition, the Company requested a complete accounting from Cornell Capital related to the standby equity agreement, from inception to the current date. As of May 31, 2006, no accounting related to this agreement has been received from Cornell.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

Convertible Debenture

In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the six months ended May 31, 2006 and 2005, the Company recorded zero and $40,167, respectively, of financing expense and zero and $3,750, respectively, of interest expense. Cornell Capital also converted 14,219,021 shares of common stock at an average price of $0.0211 per share for payment of the entire principal in the amount of $300,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

NOTE 7 - CONTRACTS AND AGREEMENTS

RM Communications

During the six months ended May 31, 2005, the Company entered into an agreement with RM Communications (hereinafter “RMC”) and cancelled all 1,050,000 warrants previously issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. See Note 4. In addition, during the year ended November 30, 2005, the Company cancelled the 3,050,000 warrants outstanding which were issued to RMC, and issued 6,065,000 shares of restricted common stock to replace these cancelled warrants. These restricted shares were issued at a price of $0.035 per share, for a total amount of $212,275, which was expensed as consulting expenses at the time of their issue.

Seco-Carabology

In July, 2005, the Company’s wholly owned subsidiary, AmeriChip Tool and Abrasive was awarded an expanded territory by Seco-Carabology in the State of Michigan.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of May 31, 2006, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of May, 2006, the Company is in dispute with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. As of May 31, 2006, the dispute has not been resolved. Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered. Management has decided to fully resolve their dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements.

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

During the six months ended May 31, 2006, the Company entered into a stock purchase agreement with two of these shareholders, whereby the Company issued 24,000,000 shares to the shareholders at a price of $0.085 per share, for a total price of $2,040,000, in full payment of the unpaid principal and interest payments related to two of the three license agreements. The issue price of these shares was less than the principal and interest amounts due to these two shareholders in the aggregate amount of $2,284,584 under the license agreements, resulting in income from forgiveness of debt in the amount of $244,584 being recognized during the six months ended May 31, 2006 as an increase in additional paid-in capital. As of May 31, 2006, accrued principal and interest amounts under these licensing agreements was due to one of the three shareholders included in the original licensing agreements,. The accrued principal due the shareholders at May 31, 2006 and 2005 was $400,000 and $820,000, respectively, and is included in the related party payable. The accrued interest on the principal is $161,248 and $412,419, respectively, and is included in the accrued interest.

As a result of the stock purchase agreement previously identified, the total of the previously unrecognized license expense related to the two shareholders included in stock purchase agreement was immediately recognized as an expense during the six months

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

ended May 31, 2006. Accordingly, the Company recognized $1,380,000 and $180,000 of monthly expenses for the six months ended May 31, 2006 and 2005, respectively, under the licensing agreement as license expense. The one unpaid shareholder has agreed to a suspension of payments until the Company begins generating substantial revenues from operations. The amounts owed will continue to accrue monthly.

On February 27, 2006, the Company entered into a licensing agreement with its president and chief executive officer for the use of his patented metal polishing technology. The agreement allows the Company to have exclusive use of this technology, except for prior arrangements between this officer and a major automotive company as well as certain subsidiaries of this supplier. Pursuant this licensing agreement, the executive will receive a royalty from AmeriChip on any revenues generated from implementation of this process. During the six months ended May 31, 2006 and 2005, no royalties were paid to this officer as a result of this licensing agreement.

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

The following is a summary of technology licenses and patents and accumulated amortization:

	May 31, 2006	November 30, 2005
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(23,664)	(21,560)
	$18,405	$20,509

Amortization expense was $2,103 in the six months ended May 31, 2006 and $4,207 in the year ended November 30, 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $79,242 and $91,373 and as of May 31, 2006 and November 30, 2005, respectively. These advances are not interest bearing and are payable upon demand.

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

See Note 11 regarding long-term debt due to a related entity, Note 8 regarding the licensing agreement with shareholders, note 5 regarding common stock issued to officers and directors, and Note 4 regarding warrants issued to a director.

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

Terms of the ten-year promissory note include 3.5% interest per annum, payment of interest only of $729 for the first six months, and monthly payments thereafter of $2,417.

Payments are due on this note as follows for the next five years:

2006	$14,502
2007	$29,004
2008	$29,004
2009	$29,004

The balance of the note at May 31, 2006 was as follows:

Related party note	$220,627
Less: Current portion	(21,627)
Long-term portion	$199,000

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-

AMERICHIP INTERNATIONAL INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2006

competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of zero and $6,750 has been charged to expense as of May 31, 2006 and November 30, 2005, respectively.

NOTE 12 - SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. On October 6, 2005, the Company paid an additional $30,000 for this agreement. On November 7, 2005, the Company paid an additional $20,000 for this agreement. As of the date of these financial statements, this acquisition has not been completed. The board of directors of AmeriChip International, Inc. entered into a licensing agreement with KSI for the use of AmeriChip’s patented Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The Company intends to continue pursuing this acquisition.

General Motors

On April 26, 2006, the Company received its official supplier status from General Motors. On June 28, 2006, the Company received its first two purchase orders for a large volume transmission component. Revenues realized from these purchase orders will be disclosed in the period ending August 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-QSB for the six months May 31, 2006. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed below, to AVI. In consideration of the transfer of the patent, we were obligated to pay the following: Messrs Howard, Walther and Rutkowski, each received US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The company may repay any or all of this amount without penalty. Messrs Howard, Walther and Rutkowski have agreed to a suspension in payments until we begin generating revenues from operations. The amounts owed to them, however, would continue to accrue.

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

Our principal offices are located at 9282 General Drive, Suite 100, Plymouth, MI 48170-4607 USA.

Summary

As of May 31, 2006, we have two patents covering the technology described below. To support these patents, we have ordered and put a deposit on equipment sufficient to manufacture production and trial orders. The deposit was in the amount of $50,000 and paid to GSI Lumonics, Inc. The total cost of the robot and laser is $229,845. In April 2005, the Company paid the balance owing on the robot and laser and took delivery of the equipment.

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

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC. (“ATA”). The new subsidiary is responsible for providing all the tools necessary for metal removal in the machining process.

On July 19, 2004, ATA secured the right to represent Seco-Carboloy, in addition to Kinik, Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with: Kinik - Grinding Wheels, Superior Abrasive - abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives), Cumi (Grinding Wheels), and Kinik (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.americhiplacc.com. The Company derives the Company’s income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

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

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2005, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. On October 26, 2005 the Company paid an additional deposit of $30,000 and on November 7, 2005, the Company paid another $20,000 deposit for a total of $200,000. KSI and AmeriChip are also negotiating a joint venture relationship from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. As of the report date of these financial statements, this acquisition has not been completed.

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

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended May 31, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. In June 2005, the Company cancelled all remaining warrants issued to RM Communications. In June 2005, the Company issued 6,065,000 shares of its capital stock pursuant to Rule 144. These shares replaced all outstanding warrants and completed the Company’s contract with RM Communications. The Company did not renew its contract in January 2006.

AmeriChip Automotive Inc. and Richard H. Rossmann

On April 17, 2006, we established AmeriChip Automotive Inc., as a wholly owned subsidiary of AmeriChip International, Inc. On April 18, 2006 Mr. Richard H. Rossmann was appointed President of AmeriChip Automotive Inc. and Executive Director of Manufacturing of AmeriChip International Inc. Mr. Rossmann’s main focus will be new business development and manufacturing implementation.

Quality Control System

On April 20, 2006, AmeriChip International Inc. announced that it had established a quality control system ISO0001:2000/TS16949. The implementation of this system affords the Company an opportunity to introduce its patented processes, to all metal finishing industries in the United States and worldwide. The Company has set the last quarter of 2006 to be certified to the ISO9001:2000/TS16949 Quality Standard.

General Motors

On April 25, 2006 the Company received its official supplier status from General Motors. On June 28, 2006 the Company received its first two purchase orders for a large volume transmission component. Revenues realized from these purchases orders will be disclosed in the period ending August 31, 2006.

Doosan Turning Center

On April 27, 2006, the Company took delivery of a Doosan 670LM turning center at its KSI location in Clinton Township, MI. The turning center will enable the Company to significantly reduce the time required for the trial to purchase order process and will allow for onsite demonstration of superior production capabilities. The turning center capital represented an expenditure of $262,000.

Customized Laser Heads

On May 2, 2006, the Company took delivery of one of three custom laser heads which were built according to the Company’s specifications for continuous improvement and development of its applications. The first of the three heads represented a capital expenditure of $262,235.

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

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THE SIX MONTH AND THREE MONTH PERIODS ENDED MAY 31, 2005, TO THE SIX MONTH AND THREE MONTH PERIODS ENDED MAY 31, 2006

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

Revenues and Sales. Revenues increased from $59,463 for the six months ended May 31, 2005 to $81,750 for the six months ended May 31, 2006. Revenues increased from $25,973 for the three months ended May 31, 2005 to $33,611 for the three months ended May 31, 2006. Gross Profit increased from $25,681 for the six months ended May 31, 2005 to $27,343 for the six months ended May 31, 2006. Gross profit decreased from $9,453 for the three months ended May 31, 2005 to $6,000 for the three months ending May 31, 2006. The increases for the six month periods were primarily from the sales of product less $54,407 in costs of sales. The larger cost of sales for the three months ending May 31, 2006 is due to the sale of industry items with a higher cost and a corresponding smaller profit margin than the items sold during the three months ending May 31, 2005.

Operating Expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license increased from $774,838 for the six months ended May 31, 2005 to $4,953,677 for the six months ending May 31, 2006, an increase of $4,178,839. This increase is due to a larger amount of start up costs incurred during the three months ended May 31, 2006, as well as additional consulting expenses and the recognition of the remaining unrecognized license expense converted to common stock during the six months ending May 31, 2006. Operating expenses increased from $447,342 for the three months ended May 31, 2005 to $2,190,478 for the three months ended May 31, 2006.

Net Loss.    Net loss increased from a net loss of ($1,111,418) for the six months ended May 31, 2005 to a net loss of ($4,973,596) for the six months ended May 31, 2006, primarily due to larger start up costs for the six months ended May 31, 2006, as well as the recognition of the remaining license expense due to two shareholders which was converted to common stock during the six month period. Net loss increased from a net loss of ($609,359) for the three months ended May 31, 2005 to a net loss of ($2,226,553) for the three months May 31, 2006, primarily due to the larger start up costs for the three months ended May 31, 2006, as well as the recognition of the remaining license expense due to two shareholders which was converted to common stock during the three month period.

PLAN OF OPERATION

While we are in the process of finalizing our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated in 2005.

A portion of KSI’s facilities are currently being utilized by the Company on a rent-free basis, pending the anticipated upcoming acquisition of KSI by the Company. These facilities of KSI Machine and Engineering are large enough to permit allocation of space for our new laser and robotic equipment which is now in operation at the KSI location,. This equipment is required in the implementation of the LACC process and we are currently conducting pilot projects for various Tier One suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2005 had an accumulated deficit of ($9,708,158) and for the six months ended May 31, 2006, we had an accumulated deficit of ($14,681,754). For the year ended November 30, 2005, we sustained a net loss of ($4,294,876) and for the six months ended May 31, 2006, we had a net loss of ($4,973,596).

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

Management has determined that the Company no longer needs to access the Line of Credit arranged with Cornell Capital Partners, LLC. Accordingly, on June 20, 2005, we notified Cornell Capital Partners, LLC in writing that we would no longer draw down any funds against the existing SEDA. We also requested that Cornell Capital Partners, LLC provide a full accounting of all transactions from inception with respect to our account with Cornell Capital Partners, LLC. We believe a full accounting will show that we have overpaid Cornell Capital Partners, LLC, although we can have no assurances of such an overpayment until a full accounting is provided.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended May 31, 2006.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended May 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended May 31, 2006.

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

Date: July 10, 2006	By:	/s/ Marc Walther

Marc Walther, President, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz

Thomas P Schwanitz, Chief Financial and Accounting Officer