Form 10QSB
period 2006-08-31
AMERICHIP INTERNATIONAL INC
filed 2006-10-16
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING AUGUST 31, 2006

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

Yes ☒No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of October 15, 2006, 415,202,850 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

-i-

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	August 31
	2006	November 30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$5,770	$218
Accounts receivable - trade	41,783	31,646
Prepaid expenses	6,730	5,295
Inventory	218,765	237,047
TOTAL CURRENT ASSETS	273,048	274,206

FIXED ASSETS
Furniture & fixtures	16,903	16,903
Machinery & equipment	586,713	261,620
Less accumulated depreciation	(69,367)	(19,134)
TOTAL FIXED ASSETS	534,249	259,389

OTHER ASSETS
Deposits	238,959	238,959
Technology rights and patents, net of amortization	17,354	20,509
Deferred debt offerings costs, net of amortization	—	52,500
TOTAL OTHER ASSETS	256,313	311,968
TOTAL ASSETS	$1,063,610	$845,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$12	$4,561
Accounts payable and accrued expenses	779,250	370,149
Related party payable	515,086	1,111,373
Related party notes payable, current portion	23,600	21,129
Convertible debentures, net of discounts	225,579	225,579
Accrued interest - related party	173,748	412,499
Accrued interest - other	15,638	16,368
Deposits - private placements	365,428	325,386
TOTAL CURRENT LIABILITIES	2,098,341	2,487,044

LONG TERM LIABILITIES
Related party notes payable, net of current portion	193,475	213,502
TOTAL LONG TERM LIABILITIES	193,475	213,502

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized,
415,202,850 and 242,031,535 shares issued and outstanding, resepectively	415,203	242,032
Additional paid-in capital	14,381,388	7,607,730
Accumulated deficit	(16,028,210)	(9,708,158)
TOTAL STOCKHOLDERS' DEFICIT	(1,231,619)	(1,858,396)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,063,610	$845,563

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 31	August 31	August 31	August 31
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES
Sales	$30,059	$29,560	$111,809	$88,797
Commissions	—	—	—	226
	30,059	29,560	111,809	89,023

COST OF SALES	20,006	13,787	74,413	47,569
Gross Profit	10,053	15,773	37,396	41,454

EXPENSES
Wages - officers and directors	75,187	—	195,397	—
Wages - other	66,775	—	178,811	—
Administrative service	120,925	65,212	356,423	368,832
Legal and accounting	141,630	52,986	207,119	255,641
Depreciation and amortization	24,042	10,485	53,389	19,998
Consulting expense	1,180,441	977,475	3,874,000	1,041,664
License expense	30,000	90,000	1,410,000	270,000
Office expense	6,262	11,847	23,790	26,708
Total Expenses	1,645,262	1,208,005	6,298,929	1,982,843

LOSS FROM OPERATIONS	(1,635,209)	(1,192,232)	(6,261,533)	(1,941,389)

OTHER INCOME (EXPENSE)
Forgiveness of debt	—	—	43,904	—
Financing expense	—	(73,613)	(52,500)	(255,289)
Other income	3,158	—	3,158	—
Interest	(14,415)	(109,635)	(53,081)	(290,220)
Total Other Income (Expense)	(11,257)	(183,248)	(58,519)	(545,509)
LOSS BEFORE TAXES	(1,646,466)	(1,375,480)	(6,320,052)	(2,486,898)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(1,646,466)	$(1,375,480)	$(6,320,052)	$(2,486,898)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	399,404,143	173,921,721	343,240,114	146,960,491

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$104,830	$103,297
Cash paid to suppliers & employees	(411,772)	(315,620)
Interest paid	(7,978)	(158,928)
Net cash used by operating activities	(314,920)	(371,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(325,092)	(242,645)
Payments on deposits	—	(50,000)
Net cash used by investing activities	(325,092)	(292,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - employee	—	2,025
Payments on loan payable - employee	—	(1,587)
Payments on related party payable	(6,287)	(71,534)
Payments made on related party notes payable	(17,556)	(11,919)
Proceeds received on convertible debentures	—	543,000
Proceeds from the issuance of common stock	669,407	35,248
Net cash provided by financing activities	645,564	495,233

NET INCREASE (DECREASE) IN CASH	5,552	(168,663)

CASH, BEGINNING OF PERIOD	218	180,690
CASH, END OF PERIOD	$5,770	$12,027

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2006	2005
	(unaudited)	(unaudited)

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(6,320,052)	$(2,486,898)

Forgiveness of debt income which did not require the use of cash	(43,904)	—
Depreciation and amortization which did not require the use of cash	53,389	19,998
Amortization of fniance charges which did not require the use of cash	52,500	215,556
Licenses expense which did not require the use of cash	1,410,000	270,000
Warrants issued for services	388,838	19,524
Common stock issued for interest on convertible debt	—	15,453
Common stock issued for consulting services	3,278,616	1,215,475
Common stock issued for professional services	—	3,750
	(1,180,613)	(727,142)

Adjustments to reconcile net loss to net cash used by operating activities
(Increase) Decrease
Accounts receivable - trade	(10,137)	14,274
Prepaid expenses	(1,436)	(1,532)
Inventories	18,282	(2,766)
Increase (Decrease)
Bank overdraft	(4,549)	—
Accounts payable and accrued expenses	453,002	168,020
Accrued interest payable	45,103	131,292
Deposits - private placement	365,428	46,603
Net cash used by operating activities	$(314,920)	$(371,251)

SUPPLEMENTAL NON-CASH ACTIVITY
Stock issued for repayment of convertible debt	$—	$925,000
Common stock issued for interest on convertible debt	$—	$15,453
Common stock issued for private placement deposits received in prior year	$325,386	$—
Contribution of capital related party	$244,584	$—

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

During the nine months ending August 31, 2006, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the nine-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At August 31, 2006, the Company had an accumulated deficit of $16,028,210. For the nine months ended August 31, 2006, the Company sustained a net loss of $6,320,052. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of August 31, 2006, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $218,755, consisting of $215,975 of grinding and abrasive products and $2,780 of other materials.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The following is a summary of property and equipment at:

	August 31,	November 31,
	2006	2005
Furniture and fixtures	$16,903	$16,903
Plant assets	586,713	261,620
	603,616	278,523
Less accumulated depreciation	(69,367)	(19,134)
	$534,249	$259,389

The Company recognized $50,234 and $15,791 in depreciation expense for the nine months ended August 31, 2006 and 2005. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. The Company begins depreciating an asset when it has been placed in service.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

At August 31, 2006 and November 30, 2005, the Company had deferred tax assets of approximately $5,317,000 and $3,300,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at August 31, 2006 and November 30, 2005.

The significant components of the deferred tax assets at August 31, 2006 and November 30, 2005 were as follows:

	August 31,	November 30,
	2006	2005

Net operating loss carryforward	$16,028,000	$9,708,000

Warrants issued:	$388,800	$—

Deferred tax asset	$5,317,000	$3,300,000
Deferred tax asset valuation allowance	$(5,317,000)	$(3,300,000)

At August 31, 2006 and November 30, 2005, the Company has net operating loss carryforwards of approximately $16,028,000 and $9,708,000, respectively, which expire in the years 2021 through 2026. The Company recognized $388,800 and $0 of losses from issuance of warrants for services as of August 31, 2006 and November 30, 2005, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2005 to May 31, 2006 was $2,017,000.

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

In, 2004, the Company, through its business plan, expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

During the nine months ended August 31, 2006, the Company recognized $111,809 of revenues from product sales and $0 from the agency relationships. During the nine months ended August 31, 2005, the Company recognized $88,797 from product sales and $226 from the agency relationships. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies. Cost of sales totaled $74,413 and $47,569 for the nine months ended August 31, 2006 and 2005, respectively.

NOTE 4 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as revised by Statement of Financial Accounting Standards No. 123(R), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

During the nine month period ending August 31, 2006, the Company registered an additional 120,000,000 shares of common stock under this plan. During this same nine month period, 100,847,000 options were exercised under this plan at an average price of $0.027 per share for $2,683,616 of consulting and advisory services (of which 500,000 were to a director and 5,765,750 were to related parties). The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company deemed that no additional value should be assigned to the options. As of August 31, 2006, there were 21,903,000 options available to be issued under the plan.

The following is a summary of stock option activity:

	Number of Shares
	Under the Option	Weighted Average
	Plan	Exercise Price

Outstanding December 1, 2004	—	—
Granted	59,250,000	$0.04
Exercised or expired	(59,250,000)	(0.04)
Outstanding November 30, 2005	—	$—
Weighted average fair value of
options granted during the
period ended November 30, 2005		$0.04

Outstanding December 1, 2005	—	$—
Granted	100,847,000	0.027
Exercised or expired	(100,847,000)	(0.027)
Outstanding August 31, 2006	—	$—
Weighted average fair value of
options granted during the
period ended August 31, 2006		$0.027

Warrants
The fair value of warrants issued in the nine months ended August 31, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%; volatility is 148%; dividend yield is zero; and expected life is 2 years.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

During the nine months ended August 31, 2006, warrants were issued pursuant a consulting agreement, to acquire 1,000,000 shares of common stock at an exercise price of $0.08. The fair value of the warrants, which was determined on the date of grant, was $24,300. Also, during the nine months ended August 31, 2006, warrants were issued pursuant to a consulting agreement to acquire 1,250,000 shares of common stock at an exercise price of $0.12. The fair market value of the warrants which was determined on the date of grant was $27,000. Additionally, during the nine months ended August 31, 2006, warrants were issued pursuant a consulting agreement to acquire 1,375,000 shares of common stock at an exercise price of $0.05.

During the nine months ended August 31, 2006, warrant certificate #38 was issued pursuant an agreement with a director to acquire 10,000,000 shares of common stock at no exercise price. The maturity of these warrants was one year from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the value of the warrants on the grant date. Accordingly, the value of these warrants was estimated to be the fair market value of the corresponding stock as of the grant date of $0.03 per share. As a result, the value of these warrants on the grant date was determined to be $300,000. Accordingly, the fair market value of all warrants issued by the Company during the nine months ended August 31, 2006 was $388,838.

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

Summarized information about stock warrants outstanding and exercisable at August 31, 2006 and the fiscal year ended November 30, 2005 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(3,050,000)	2.75	$0.035
Exercised	(150,000)	—	$0.035
Total warrants outstanding at November 30, 2005	—	—	—
Total unexercised warrants at November 30, 2005	—	—	—
During the nine months ended August 31, 2006:
Issued	13,625,000.44		$0.07
Cancelled	—	—	—
Exercised	—	—	—
Total warrants outstanding at August 31, 2006	13,625,000.44		$0.07
Total unexercised warrants at August 31, 2006	13,625,000.44		$0.07

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

During the nine months ended August 31, 2006, 22,924,315 shares of common stock were issued at an average price of $0.043 per share in a private placement for $994,791 in cash; 24,000,000 shares of common stock were issued to two of the Company’s officers and directors in exchange for unpaid license fees and interest at an average price of $0.085 per share for $2,040,000; 20,500,000 shares of common stock were issued to three of the Company’s officers and directors for consulting services at an average price if $0.04 per share for $820,000; and 105,747,000 shares of common stock were issued at an average price of $0.023 per share for consulting services with a fair value of $2,458,616.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

Also, during the nine months ended August 31, 2006, contributed capital was recorded in the amount of $244,584, which resulted from the conversion of unpaid license fees due to two shareholders into 24,000,000 shares of the Company’s restricted common stock. This debt was converted to common stock at a price of $0.085 per share, for a total conversion price of $2,040,000, while the total amount due to these shareholders for the unpaid license fees was $2,284,584, resulting in contributed capital from these shareholders in the amount of $244,584.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of August 31, 2006, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of August, 2006, the Company is in a lawsuit with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. As of August 31, 2006, the lawsuit has not been resolved. Americhip’s management has demanded that Cornell return shares which have been overdrawn from the escrow account pursuant the standby equity distribution agreement, while Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which they claim have not been delivered. AmeriChip’s management has decided to fully resolve their lawsuit with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements.

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

The following is a summary of technology licenses and patents and accumulated amortization:

	August 31, 2006	November 30, 2005
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(24,715)	(21,560)
	$17,354	$20,509

Amortization expense was $3,155 in the nine months ended August 31, 2006 and $4,207 in the year ended November 30, 2005.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $85,086 and $91,373 and as of August 31, 2006 and November 30, 2005, respectively. These advances are not interest bearing and are payable upon demand.

See Note 9 regarding long-term debt due to a related entity, Note 5 regarding common stock issued to officers and directors, and Note 4 regarding warrants issued to a director.

NOTE 9 - LONG -TERM DEBT

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

Terms of the ten-year promissory note include 3.5% interest per annum, payments of interest only of $729 for the first six months, and monthly payments thereafter of $2,417.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

Payments are due on this note as follows for the next five years ended November 30:

2006	$7,251
2007	$29,004
2008	$29,004
2009	$29,004

The balance of the note at August 31, 2006 was as follows:

Related party note	$217,075
Less: Current portion	(23,600)
Long-term portion	$193,475

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of zero and $6,750 has been charged to expense as of August 31, 2006 and November 30, 2005, respectively.

NOTE 10 - SUBSEQUENT EVENTS

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

Subsequent to the balance sheet date, a commitment letter was received from Peoples State Bank in order to provide partial funding related to the financing of KSI’s equipment. The Bank agreed to provide a loan in the amount $1,600,000 for the acquisition and financing of KSI’s equipment, subject to approval for an additional loan in the amount of $1,280,000 from the Small Business Administration (SBA). As of the date of this filing, the SBA approval of this additional loan is still pending. The date and details of the acquisition of KSI are currently being formed and processed to complete in the last quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-QSB for the nine months ended August 31, 2006. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. On October 26, 2005 the Company paid an additional deposit of $30,000 and on November 7, 2005, the Company paid another $20,000 deposit for a total of $200,000. KSI and AmeriChip are also negotiating a joint venture relationship from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. As of the report date of these financial statements, this acquisition has not been completed.  In September 2006, the Company was approved by Peoples Bank for a $1,600,000 loan to complete the purchase of KSI Machine, subject to approval of an additional loan in the amount of $1,280,000 to be provided by the Small Business Administration (SBA). The date and details are being formed and processed to complete in the last calendar quarter of 2006.

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

RM Communications

In October 2003, we executed a six-month agreement with RM Communications (hereinafter “RMC”), to provide services and website development for AmeriChip. RMC was entitled to receive $2,000 per month for six months, 100,000 shares of common stock upon signing the agreement, 100,000 shares of common stock upon completion of services, and 300,000 three-year warrants, which will expire in January 22, 2007. The warrants are exercisable per the following terms: 100,000 warrants at $0.30, 100,000 warrants at $0.40, and 100,000 warrants at $0.50. We were to also pay additional costs incurred by RMC in performance of the contract.

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended August 31, 20055, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. In June 2005, the Company cancelled all remaining warrants issued to RM Communications. In June 2005, the Company issued 6,065,000 shares of its capital stock pursuant to Rule 144. These shares replaced all outstanding warrants and completed the Company’s contract with RM Communications. The Company did not renew its contract in January 2006.

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

General Motors

On April 25, 2006 the Company received its official supplier status from General Motors. On June 28, 2006 the Company received its first two purchase orders for a large volume transmission component. Revenues realized from these purchases orders will be disclosed in the period ending August 31, 2006. The Company is waiting for delivery of special chucks and gages for completion of preproduction quality verifications. The chucks were delayed due to a error in the supplier blue prints.

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

Metallurgical Centre

In July 2006, the Company took delivery of metallurgical analysis equipment manufactured by LECO. The equipment will be used to help measure, analyze and document data for verification of process parameters for implementation of the LACC parts. The center is also a quality department for the Laser Assisted Chip Control laboratory to meet with ISO and TS certification requirements established by the Company.

Frankfurt Exchange Listing

On July 31, 2006 the Company reported that the Company had been listed on the Frankfurt Exchange with the trading symbol SZS.f.

ISO9001:2000 Certification

On August 8, 2006 the Company reported that it had received certification of registration for ISO:9001;2000, a quality management system. This worldwide certification for a quality management system was assessed and approved by American Institute of Quality Registrars (AIQR).   The Quality Management System is applicable to “Design, Process and Manufacturing, Integrating the Company’s Patented Laser Assisted Chip Control Technology into Industrial Metal Machining Applications”.  This Certification is an absolute requirement by all markets worldwide.

The Ford Motor Company

On August 29, 2006, the Company announced that it had received a purchase order from The Ford Motor Company for application of the Company’s Laser Assisted Chip Control technology for the manufacturing of transmission drum assembly components. Special laser head is on order and processing will begin when delivery is made from supplier.

CMM

The Company took delivery of a Co-ordinate Measuring Machine (“CMM”) which is in an integral piece of equipment that does fine measurement for machined parts in September 2006. Coordinate Measuring Machines (CMM) are mechanical systems designed to move a measuring probe to determine coordinates of points on a work piece surface.  CMM’s are comprised of four main components: the machine itself, the measuring probe, the control or computing system, and the measuring software.  Machines are available in a wide range of sizes and designs with a variety of different probe technologies. This equipment is a key component in the validation and evaluation of processed parts.

License Agreement For Patented Metal Polishing Technology

The Company entered into a licensing agreement with its President and Chief Operating Officer for the use of his patented metal polishing technology. The Company believes that this patent will significantly increase its sales potential by expanding its product line and revenue producing ability. The license agreement allows the Company to have exclusive use of the patented technology, except for prior arrangements by the President and Chief Operating Officer with Ford, Visteon and Global Technologies.

This process augments the existing Laser Assisted Chip Control Technology platform from which the Company currently operates, offering a broader scope of products to its customers, thereby increasing its revenue potential.

This patent is a “process” patent that uses a combination of high speed machining and abrasive brushes that reduce labor and capital required to manufacture dies and molds. This process allows for a method to automatically finish free-form contoured metal or hard die surfaces. As a result, the cost to machine and polish a mold or die can be reduced by 50%.

The President and Chief Operating Officer of the Company will receive a royalty on any revenues generated by the Company and its subsidiaries through license opportunities and implementation of the process. As of the date of this filing, no revenue has been generated by the Company as a result of this process and no royalties have been paid by the Company.

Current Products and Services

Our patented laser assisted chip control process is readily applicable to any metal component that requires precision finishing. We believe that our process will provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our service to businesses in the following markets:

*	Automobiles
*	Oil Production and Refining
*	Aerospace
*	Off-Road Construction
*	Farm Implements Manufacturing
*	Defense Contractors

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

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2005, TO NINE MONTHS ENDED AUGUST 31, 2006.

Revenue Recognition. We have generated revenues from our operations during the last two years. We recognize revenue when the earnings process is complete of which there is no assurance of such recognition as described below, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Revenues and Sales. Revenues for the nine months ended August 31, 2006 increased $88,797 for the nine months ended August 31, 2005 to $111,809 Gross profit for the nine months August 31, 2006 decreased from $41,454 for the nine months ended August 31, 2005 to $37,396. The decreases were primarily from the sales of product less $74,413 in costs of sales. The lesser cost of sales for the nine months ending August 31, 2006 is due to the sale of industry items with a higher test and a corresponding smaller profit margin than the items sold during the nine months ending August 31 2005. .

Operating Expenses Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license increased from $1,982,843 for the nine months ended August 31, 2005 to $6,298,929 for the nine months ending August 31, 2006, an increase of $4,316,086. This increase is due to a larger amount of start up costs incurred during the nine months ended August 31, 2006, as well as additional consulting expenses and the recognition of the remaining unrecognized license expense converted to common stock during the nine months ending August 31, 2005. .

Net Loss.    Net loss increased from a net loss of ($2,486,898) for the nine months ended August 31, 2005 to a net loss of ($6,320,062) for the nine months August 31, 2006, primarily due to the larger operating expenses during the nine months ending August 31, 2006, as described previously.

PLAN OF OPERATION

While we are in the process of finalizing our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,400,000 based on revenues generated in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2005 had an accumulated deficit of ($9,708,158) and for the quarter ended August 31, 2006, we had an accumulated deficit of ($16,028,210) For the year ended November 30, 2005, we sustained a net loss of ($4,294,876) and for the nine months ended August 31, 2006 , we had a net loss of ($6,320,052).

On April 23, 2003, the Company executed a letter of intent with American Production Machining, LLC (hereinafter “APM”) to acquire certain assets of APM subject to the execution of a definitive agreement. APM is manufacturer of automotive, truck and aircraft parts. They use computer numerical controlled machines and state of the art inspection equipment. On October 16, 2003, the Company executed a definitive Asset Purchase Agreement which required the payment of cash and the assumption of $1,900,000 in liabilities owed by APM to

Comerica Bank. The original closing date for this transaction was November 15, 2003. We were, at the time, unable to obtain the necessary funding to conclude the transaction. Currently, the Company has secured the financing resources to pursue this acquisition with its agreement with Cornell Capital. In August 2004, the Company tendered a bid to the United States Bankruptcy Court to pursue its acquisition of APM. In April 2005, the Company withdrew its bid with the court.

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

As of the date of this filing, the Company is involved in a lawsuit with Cornell Capital Partners, LLC related to shares of the Company’s stock issued in escrow on behalf of Cornell pursuant a standby equity agreement and various security and debenture agreements. AmeriChip has demanded that Cornell return shares that have been overdrawn from the escrow account by Cornell, while Cornell has demanded the conversion of 1,288,401 shares of the Company’s stock which they claim have not been delivered. Management cannot currently estimate what the outcome of the lawsuit will be.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation, except for our lawsuit with Cornell Capital Partners, LLC, that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended August 31, 2006 .

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended August 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended August 31, 2006.

Item 5. Other Information

KSI Machine and Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KS1 Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. On October 6, 2005, the Company paid an additional $30,000 for this agreement. On November 7, 2005, the Company paid an additional $20,000 for this agreement. As of the date of herein, this acquisition has not been completed. The Board of Directors of the Company entered into a licensing agreement with KSI for the use of AmeriChip's patented Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The Company intends to continue pursuing this acquisition.

Recently, a commitment letter was received from Peoples State Bank (the “Bank”) in order to provide partial funding related to the financing of KSI's equipment. The Bank agreed to provide a loan in the amount $1,600,000 for the acquisition and financing of KSI's equipment, subject to approval for an additional loan in the amount of $1,280,000 from the Small Business Administration (SBA). As of the date herein, the SBA approval of this additional loan is still pending.

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

Date: October 15, 2006	By:	/s/ Marc Walther
Marc Walther, President, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz
Thomas P Schwanitz, Principal Financial and Accounting Officer