Form 10KSB
period 2006-11-30
AMERICHIP INTERNATIONAL INC
filed 2007-03-07
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDING NOVEMBER 30, 2006

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	000-33127	98-0339467
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification )

24700 Capital River, Clinton Township MI	48036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (586) 783-4598

(Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law
1224 Washington Avenue
Miami Beach, Florida 33139

Telephone: 305.531.1174

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $132,616

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
588,245,853 of common stock outstanding as of February 28, 2007.

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

Our principal offices are located at 24700 Capital, Clinton MI 48038 USA

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

On August 9, 2004, The Company incorporated a wholly owned subsidiary, AmeriChip Canada, Inc.. a Canadian charter corporation. This entity was formed to channel Canadian Based opportunities to both AmeriChip International, Inc. and AmeriChip Tool and Abrasives, LLC.

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

In February, 2005, AmeriChip Pipe Technologies, Inc. was established as a wholly owned subsidiary of AmeriChip International, Inc. and is a Texas corporation. This subsidiary was created in furtherance of the LACC process as it relates to threading internal and external threads of oil pipe and drilling pipe. We are currently working with two of the largest manufacturers of oil pipe and oil drilling pipe to establish off line lasering systems to be used in their facility. AmeriChip is testing this system currently in the LACC labs for demonstration during the first quarter of its fiscal year. Additional specialized laser heads and software are being developed for this process.

We have also formed a Canadian wholly-owned non-operating subsidiary, AmeriChip Canada Inc., located in Newmarket, Ontario, in order to facilitate the transaction of business with Canadian suppliers and customers.

On April 17, 2006, the Company formed AmeriChip Automotive, Inc., a wholly owned subsidiary, to develop opportunities related to the automotive industry. As of the date of this report, AmeriChip Automotive, Inc. is a non-operating entity and was incorporated in the State of Michigan.

On October 19, 2006, the Company formed Excellence 3, Inc., a wholly owned subsidiary, incorporated in the State of Michigan. This subsidiary was established in order to acquire the fixed assets of KSI Machine and Engineering, Inc. (KSI) as part of AmeriChip International’s acquisition of the outstanding common stock of KSI. Upon the acquisition of KSI on February 15, 2007, Excellence 3, Inc. will lease the ficed assets back to AmeriChip International, Inc. Subsequent to the balance sheet date but prior to the date of this report, the acquisition of KSI has been completed. Accordingly, no activity has been reflected in Excellence 3, Inc. as of November 30, 2006.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (KSI) to acquire all of KSI’s outstanding common stock. This letter of intent was subsequently modified and executed again on November 7, 2006. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. On June 24, 2005, the Company announced that it was entering into a license agreement with KSI for the use of AmeriChip’s Laser Assisted Chip Control technology. On October 26, 2005, the Company paid an additional deposit of $30,000 and on November 7, 2005, the Company paid another $20,000 deposit for a total of $200,000. Subsequent to the balance sheet date but prior to the report date of these financial statements, this acquisition was completed.

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

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30,2005, the Company paid an accumulated deposit of $50,000 for this agreement. During the year ended November 30, 2005, the Company paid an additional $150,000 and signed a stock purchase agreement with KSI. This total deposit of $200,000 completes the deposit requirement related to the KSI acquisition. On June 24, 2005 the Company announced that it is entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment.

On February 15, 2007, AmeriChip completed the acquisition of the common stock of KSI. The acquisition price of KSI's common stock is $3,200,00, subject to certain adjustments related to the amount of retained earnings reflected on the closing date, the amount of accounts receivable reflected on the closing date, and the amount of accounts payable reflected on the closing date. The adjusted acquisition price of KSI was $2,988,043, subject to post closing due diligence by the Company’s internal accounting firm. Deposits preciously paid to the seller in the amount of $200,000 were applied against the purchase price as of the closing date. The Company paid an additional $150,000 to the seller at closing, resulting in an obligation by the Company to the seller in the amount of $2,638,043. This obligation is payable in monthly installments of $50,000 over a period of 18 months, inclusive of interest accruing at a rate of 7% per annum. After the expiration of the 18 month period, the unpaid balance is due to the seller. Additional principal payments may be required, depending upon the value of the Company’s stock price.

In conjunction with this acquisition, ownership Excellence 3, Inc, a fully owned subsidiary of AmeriChip International, Inc., was assigned to KSI, another fully owned subsidiary of AmeriChip International, Inc. Immediately subsequent to the acquisition of KSI, Excellence 3, Inc. acquired all of the fixed assets of KSI in the amount of $3,200,000. $1,600,000 of the funding for this acquisition was provided by Peoples State Bank, a local area banking institution. $1,280,000 of the funding for this acquisition was provided by the United States Small Business Administration (SBA). These funds are scheduled to be provided within six months of the closing date. Peoples State Bank agreed to provide temporary funding for this six month period. In addition to the funding previously described, AmeriChip International, Inc. provided the remaining $320,000 in order to complete the acquisition of fixed assets.

Payment of the $1,600,000 obligation requires monthly payments in the amount of $26,298, over a period of 7 years, inclusive of interest accruing at a rate of $9.68% per annum. The temporary funding for the SBA portion of the loan provided by Peoples State Bank requires interest only payments, accruing at a rate of 9.68% per annum until the funding is provided by the SBA. Payment of the permanent portion of the SBA obligation will be made over a period of 10 years. The interest rate and monthly payment amount is dependant upon the terms of a debenture to be issued by a local taxing authority.

The acquisition of KSI allows AmeriChip International, Inc. to become an operating company, with tier one status recognized by many actual and potential customers of AmeriChip.

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

In April 2004, we executed a continuation of the aforementioned agreement for an additional year. RMC is entitled to receive $3,500 per month, 200,000 shares of common stock upon signing the agreement, and 3-year warrants exercisable at $0.25, payable in increments of 150,000 to be issued at the beginning of each quarter. During the year ended November 30, 2004, 100,000 shares of common stock, 300,000 warrants, and $9,000 in cash were paid to RMC. During the three months ended February 28, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. In June 2005 the Company cancelled all remaining warrants issued to RMC. In June 2005, the Company issued 6,065,000 shares of its common stock to RMC. These shares replaced all outstanding warrants and completed the Company’s contract with RMC. The Company will not be renewing its contract in January 2006.

AmeriChip Pipe Technologies, Inc.

AmeriChip Pipe Technologies, Inc., (a Texas Corporation), was formed in February 2005 to facilitate the implementation of the Flexible Manufacturing System that the company designed to manufacture oil pipe in a billion dollar industry. At present, AmeriChip Pipe Technologies, Inc. is a non -operating company.

KSI Machine and Engineering, Inc.

On February 15, 2007, AmeriChip acquired the common stock of KSI Machine and Engineering, Inc. As of the acquisition date, KSI is a fully owned subsidiary of AmeriChip International, Inc. This subsidiary is an operating entity, with operating activity expected to be reflected in AmeriChip's consolidated financial statements beginning with the quarter ending February 28, 2007.

Excellence 3, Inc.

On October 19, 2006, Excellence 3, Inc. was formed in order to acquire the fixed assets of KSI Machine and Engineering, Inc. upon the acquisition of KSI's common stock by AmeriChip. On February 15, 2007 the acquisition of KSI's common stock was completed and the acquisition of KSI's fixed assets by Excellence 3, Inc. was also completed. Beginning with the quarter ending February 28, 2007 Excellence 3, Inc. will begin to lease the fixed assets back to KSI.

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

Employees

As of November 30, 2006, we employ nine full-time employees and two full-time consultants. We have no collective bargaining agreements with our employees. KSI Machine and Engineering employs fifteen full time employees.

Item 2.    Description of Property

Our principal executive offices are located at 24700 Capital, Clinton Township MI, Michigan. We also have offices at 9282 General Drive, Plymouth, Michigan. In August, 2004, where our wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC signed a five (5) year lease for $2,000 per month with gradual increasing scale of the monthly payments. We share office space with our subsidiary, AmeriChip Tool and Abrasives, LLC and we do not pay rent to our subsidiary.

As of February 15, 2007, upon the completion of our acquisition of KSI Machine and Engineering, we established our World Headquarters at their facility. KSI has 50,000 sq. feet of manufacturing space.

Item 3.    Legal Proceedings

Cornell Capital filed an action against the Company in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity Part. In response to this filing, the Company (a) removed the action to the United States District Court, District of New Jersey; (b) answered the complaint denying its material allegations of liability and (c) interposed a counterclaim for damages against Cornell. As of November 30, 2006, we expect, at minimum that there will be a substantial reduction in the amount that Cornell claims it is owed. The Company may require previously issued common stock to be returned in settlement of these claims. Although the Company believes it will prevail under the circumstances, there is still a chance that the Company may have to honor Cornell conversion rights and payments under its agreements. As of the balance sheet date the obligation of AmeriChip to Cornell is in default. Payment of this obligation is being withheld pending the outcome of the lawsuit with Cornell.

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

	Bid Price Per Share
	High	Low
2003
Quarter ended
February 28, 2003	$3.45	$2.75
May 31, 2003	$2.15	$1.60
August 31, 2003	$2.00	$0.14
November 30, 2003	$0.47	$0.07

2004
February 29, 2004	$0.19	$0.12
May 31, 2004	$0.17	$0.05
August 31, 2004	$0.11	$0.04
November 30, 2004	$0.03	$0.03

2005
Quarter ended
February 28, 2005	$0.06	$0.05
May 31, 2005	$0.04	$0.03
August 31, 2005	$0.05	$0.04
November 30, 2005	$0.04	$0.03

Quarter Ended
February 28, 2006	$0.05	$0.04
May 31, 2006	$0.08	$0.01
August 31, 2006	$0.06	$0.05
November 30, 2006	$0.03	$0.02

Holders

We have approximately 161 record holders of our common stock as of February 28, 2007, according to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.

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

Conversion of AmeriChip Related Party Debt

On January 11, 2006, AmeriChip entered into a stock purchase agreement with Marc Walther and Edward Rutkowski whereby the Company issued 24,000,000 shares of common stock to the shareholders at a price of $0.085 per share for a total of $2,040,000, in full payment of principal and interest payments related to two of the three license agreements. The issue price of these shares was less than the principal and interest due to these two shareholders in the aggregate amount of $2,284,584 under the licensing agreement, resulting in income from forgiveness of debt in the amount of $244,584 being recognized during the year ended November 30, 2006 as an increase in additional paid-in capital. During the year ended November 30, 2006 David Howard assigned his interest in the obligation owed to him by the Company to an outside entity. AmeriChip was not a party in this assignment agreement. As of November 30, 2006 and 2005, the principal amount due to the shareholders under the licensing agreement was $460,000 and $1,020,000, respectively, and is included in the related party payable. The accrued interest on the principal is $186,248 and $412,499, respectively, and is included in accrued interest. As of November 30, 2006, the Company was obligated for only one of the license agreements, while the Company was obligated for three agreements as of November 30, 2005.

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

Common Stock

The Company reflects common stock issued and common stock options exercised for the payment of consulting expenses and services at the fair market value of the stock issued or the options exercised on the date that the service was provided in accordance with Statement of Financial Accounting Standard No. 123 (R).

Warrants

The Company reflects the value of warrants issued at the value as determined by utilizing the Black-Scholes option price calculation model, with assumptions determined periodically for each warrant issued by the Company.

Revenue and Product Sales

The Company recognizes revenue from product sales when the products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because the Company's historical experience indicates that a very immaterial amount of sales are subsequently returned. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer’s blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

During the year ended November 30, 2006 the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

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

In December 2005, the Company issued 750,000 shares of the Company’s common stock to James Miller for services rendered prior to joining the Company as Vice President of Sales and Marketing.

In January 2006 both Marc Walther and Edward Rutkowski were issued 12,000,000 shares pursuant to Rule 144 for the conversion of the Note for 1 million. In addition 5 million shares were issued to both Marc Walther and Edward Rutkowski as bonuses in lieu of pay.

In April 2006 Richard Rossman was issued 500,000 shares as a signing bonus. At the same time, the company issued 10,000,000 shares to Richard Rossmann in lieu of a services.

In October 2006, the Company issued to Richard Rossmann 10,000,000 shares in lieu of a services.

In February 2007 the Company issued to Mr. James Kotsonis 11,500,000 shares for consulting services provided.

In February 2007, the Company issued to the partner of Legacy Assurance a total for 3 million shares in lieu of commission.

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

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter "KSI") to acquire all of KSI's outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004 the Company paid an additional $100,000 and signed a purchase agreement with KSI the closing of such transaction being subject to a number of factors as described below. During the year ended November 30, 2005, the Company paid an additional $150,000 and signed a stock purchase agreement with KSI. This total deposit of $200,000 completes the deposit requirement related to the KSI acquisition. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The acquisition was completed on February 15, 2007.

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

RM Communications, in addition to building and maintaining websites for both AmeriChip International and AmeriChip Tool and Abrasives developed our corporate logo and branding. The Company did not renew the contract with RM Communications.

On August 29, 2005 the Company announced a new website address www.americhiplacc.com. At that time it engaged the services of Progressive Marketing Ltd. of Mississauga, Ontario to maintain and update the corporate websites as required. The Company pays for these services on an invoice basis. The Company has signed retained the services of NewTech Computers to manage and host its website and email infrastructure. NewTech offers the company an extremely competitive contract for the services rendered.

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

On January 11, 2006, the Company appointed Thomas Schwanitz as its Chief Financial Officer. Mr. Schwanitz also joined the audit committee.

On April 18, 2006 Mr. Richard H Rossmann was appointed President of AmeriChip Automotive Inc. and Director of AmeriChip International Inc.

On February 7, 2007, Mr. Thomas Schwanitz was appointed Director of AmeriChip International Inc.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF YEAR ENDED NOVEMBER 30, 2006,
TO YEAR ENDED NOVEMBER 30, 2005.

Revenue Recognition.   We have generated revenues from our operations during the last three years. . We recognize revenue, when received of which there is no assurance, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Revenues and Sales.   Revenues for the year ended November 30, 2006 increased from $126,122 for the year ended November 30, 2005 to $132,616. Gross Profit for the year ended November 30, 2006 decreased from $48,462 for the year ended November 30, 2005 to $38,888. The increases were primarily from an increased sales effort by the Company’s employees.

Operating Expenses.   Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license increased from $4,559,298 (re-stated) for the year ended November 30, 2005 to $10,906,303 for the year ended November 30, 2006 an increase of $6,347,005. This increase is related to wages, administrative service expense and consulting expense.

Net Loss.   Net loss increased from a net loss of ($5,102,204) for the year ended November 30, 2005 to a net loss of ($10,986,583) or the year ended November 30, 2006. The reason for this increase is that general and administrative expenses increased substantially during the year ended November 30, 2006

PLAN OF OPERATION

Since we have completed the acquisition of KSI Machine and Engineering, we are now in a position to implement our technology on an expanded basis. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $5,800,000 based on revenues generated in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2005 had an accumulated deficit of ($10,515,486) and for year ended November 30, 2006 we had an accumulated deficit of ($21,502,069). For the year ended November 30, 2005, we sustained a net loss of ($5,102,204) and for the end ended November 30, 2006 we had a net loss of ($10,986,583).

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

As a result of our new relationship with KSI Machine and Engineering, we no longer need to access the Line of Credit arranged with Cornell Capital Partners, LLC. Accordingly, on June 20, 2005 we informed Cornell in writing that we would no longer draw down any funds against the existing SEDA. We also requested that Cornell provide a full accounting of all transactions from inception with respect to our account with Cornell. Cornell Capital filed an action against the Company in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity Part. In response to this filing, the Company (a) removed the action to the United States District Court, District of New Jersey; (b) answered the complaint denying its material allegations of liability and (c) interposed a counterclaim for damages against Cornell. As of November 30, 2006 and 2005, the Company has $244,579 in un-converted debt owed to Cornell and claims from Cornell of 1,288,401 un-issued common stock concerning part of this debt.

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

ITEM 7.   FINANCIAL INFORMATION

AMERICHIP INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at November 30, 2006 and November 30, 2005	F-3
Consolidated Statements of Operations for the years ended November 30, 2006 and November 30, 2005	F-4
Consolidated Statement of Stockholders' Deficit	F-5
Consolidated Statements of Cash Flows for the years ended November 30, 2006 and November 30, 2005	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-29

AmeriChip International, Inc.
Plymouth, MI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of AmeriChip International, Inc. as of November 30, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriChip International, Inc. as of November 30, 2006 and 2005 and the results of its operations, stockholders’ deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 26, 2007

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$1,716	$218
Accounts receivable	27,015	31,646
Prepaid expenses	31,898	5,295
Inventory	212,517	237,047
TOTAL CURRENT ASSETS	273,146	274,206

FIXED ASSETS
Furniture & fixtures	18,252	16,903
Machinery & equipment	622,472	261,620
Less accumulated depreciation	(89,928)	(19,134)
TOTAL FIXED ASSETS	550,796	259,389

OTHER ASSETS
Deposits	203,200	238,959
Technology rights and patents, net of amortization	16,302	20,509
Deferred debt offerings costs, net of amortization	-	52,500
TOTAL OTHER ASSETS	219,502	311,968
TOTAL ASSETS	$1,043,444	$845,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$15	$4,561
Accounts payable and accrued expenses	1,022,250	370,149
Related party payable	545,086	1,111,373
Related party notes payable, current portion	20,203	21,129
Convertible debentures, net of discounts	244,579	225,579
Accrued interest - related party	186,248	412,499
Accrued interest - other	43,742	16,368
Deposits - private placements	388,838	325,386
TOTAL CURRENT LIABILITIES	2,450,961	2,487,044

LONG-TERM LIABILITIES
Related party notes payable, net of current portion	187,901	213,502
TOTAL LONG-TERM LIABILITIES	187,901	213,502

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 900,000,000 shares authorized,
458,767,265 and 242,031,535 shares issued and outstanding	458,767	242,032
Additional paid-in capital	19,444,471	8,415,058
Accumulated deficit	(21,502,069)	(10,515,486)
TOTAL STOCKHOLDERS' DEFICIT	(1,598,831)	(1,858,396)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,043,444	$845,563

The accompany notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 30,	November 30,
	2006	2005

REVENUES	$132,616	$126,122

COST OF SALES	93,728	77,660
Gross Profit	38,888	48,462

EXPENSES
Administrative service	465,526	391,268
Consulting expense	8,091,109	3,237,198
Depreciation and amortization	75,001	28,474
Legal and accounting	318,946	268,196
License expense	1,440,000	360,000
Office expense	42,246	33,772
Wages-officers and directors	239,976	111,735
Wages-other	233,499	128,655
Total Expenses	10,906,303	4,559,298

LOSS FROM OPERATIONS	(10,867,415)	(4,510,836)

OTHER INCOME (EXPENSE)
Forgiveness of debt	43,904	-
Financing expense	(71,500)	(281,539)
Interest expense	(96,798)	(316,991)
Other income	5,226	7,162
Total Other Income (Expense)	(119,168)	(591,368)

LOSS BEFORE TAXES	(10,986,583)	(5,102,204)

INCOME TAX EXPENSE	-	-

NET LOSS	$(10,986,583)	$(5,102,204)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	367,685,683	172,537,334

The accompany notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, November 30, 2004	128,787,255	$128,787	$4,121,061	($5,413,282)	($1,163,434)

Common stock issued for debt and interest expense
at an average price of $0.03 per share	31,429,368	31,430	864,294	-	895,724
Common stock issued in private placements for
cash at an average price of $0.024 per share	13,009,638	13,010	306,904	-	319,914
Common stock issued for consulting and services
at an average price of $0.033 per share	9,405,274	9,405	282,445	-	291,850
Common stock issued for warrants at $0.035 per share	150,000	150	5,100	-	5,250
Common stock issued for the exercise of options
for consulting services at a weighted average price
of $0.05 per share	59,250,000	59,250	2,665,730	-	2,724,980
Warrants reissued for services	-	-	19,524	-	19,524
Beneficial conversion feature of $250,000 of
convertible debt	-	-	62,500	-	62,500
Beneficial conversion recorded as financing expense	-	-	87,500	-	87,500
Net loss for the year ended November 30, 2005	-	-	-	(5,102,204)	(5,102,204)
Balance, November 30, 2005	242,031,535	242,032	8,415,058	(10,515,486)	(1,858,396)

Common stock issued in private placements for
cash received in the current year, as well as private
placement deposits recognized from the prior
fiscal year at an average price of $0.048 per share	28,046,590	28,046	1,332,173	-	1,360,219
Common stock options issued for consulting and
services at an average price of $0.04 per share	125,526,640	125,527	5,576,557	-	5,702,084
Common stock issued for consulting and services
at an average price of $.038 per share	29,162,500	29,162	1,104,713		1,133,875
Common stock issued in payment of unpaid
license expense and accrued interest at an
average price of $0.085 per share	24,000,000	24,000	2,016,000	-	2,040,000
Common stock issued for exercise of warrants
at an average price of $0.037 per share	10,000,000	10,000	366,548	-	376,548
Warrants issued for services at an average price
of $0.029 per share	-	-	388,838	-	388,838
Forgiveness of debt income related to notes
payable to two officers	-	-	244,584	-	244,584
Net loss for the year ended November 30, 2006	-	-	-	(10,986,583)	(10,986,583)
Balance, November 30, 2006	458,767,265	$458,767	$19,444,471	($21,502,069)	($1,598,831)

The accompany notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,	November 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$137,247	$126,922
Cash paid to suppliers & employees	(1,052,108)	(540,525)
Interest paid	(11,091)	(160,312)
Net cash used by operating activities	(925,952)	(573,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(74,570)	(193,309)
Payments on deposits	-	(185,759)
Net cash used by investing activities	(74,570)	(379,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - employee	-	2,025
Payments on loan payable - employee	-	(2,025)
Payments on related party payable	(6,287)	(75,034)
Payments made on related party notes payable	(26,527)	(15,369)
Proceeds received on convertible debentures	-	543,000
Proceeds from the issuance of common stock	1,034,834	319,914
Net cash provided by financing activities	1,002,020	772,511

NET INCREASE (DECREASE) IN CASH	1,498	(180,472)

CASH, BEGINNING OF PERIOD	218	180,690
CASH, END OF PERIOD	$1,716	$218

The accompany notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	November 30,	November 30,
	2006	2005

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(10,986,583)	$(5,102,204)

Forgiveness of debt income which did not require the use of cash	(43,904)	-
Depreciation and amortization which did not require the use of cash	75,001	28,475
Amortization of finance charges which did not require the use of cash	71,500	241,806
Licenses expense which did not require the use of cash	1,440,000	360,000
Warrants issued for services	388,838	19,524
Common stock issued for interest on convertible debt	-	15,303
Common stock issued for consulting services	6,835,959	291,850
Common stock issued for exercise of options for consulting services	-	2,724,980
Beneficial conversion feature	-	62,500
Beneficial conversion recorded as financing expense	-	87,500
Common stock issued upon exercise of warrants	376,548	5,250
Net cash used by operating activities	(1,842,641)	(1,265,016)

Adjustments to reconcile net loss to net cash used by operating activities
Increase (Decrease)
Accounts receivable - trade	4,631	800
Prepaid expenses	(26,603)	450
Inventories	24,530	(7,047)

(Increase) Decrease
Bank overdraft	(4,546)	4,561
Accounts payable and accrued expenses	444,132	210,272
Accrued interest payable	85,707	156,679
Deposits - private placement	388,838	325,386
Net cash used by operating activities	$(925,952)	$(573,915)

SUPPLEMENTAL NON-CASH ACTIVITY

Stock issued for repayment of convertible debt	$-	$880,421
Common stock issued for interest on convertible debt	-	15,303
Accounts payable for fixed assets	-	10,775
Deposits reclassified to fixed assets	-	50,000
Common stock issued for private placement deposits received in prior year	325,386	-
Contribution of capital related party	244,584	-

The accompany notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

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

In February 2005, a Texas Corporation, AmeriChip Pipe Technologies, Inc. was formed to facilitate the implementation of flexible manufacturing system that the Company had designed to manufacture oil pipe. As of November 30, 2006, this subsidiary has generated no sales.

On April 17, 2006, the Company formed AmeriChip Automtotive, Inc., a wholly owned subsidiary, to develop sales related to the automotive industry. As of November 30, 2006, no sales have been generated in this entity.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

On October 19, 2006, the Company formed Excellence 3, Inc., a wholly owned subsidiary. This entity was formed in order to acquire the fixed assets of KSI Machine and Engineering, Inc. (“KSI”) as part of AmeriChip International, Inc.’s pending acquisition of the outstanding common stock of KSI. Upon acquisition of this equipment, this subsidiary will lease the fixed assets back to AmeriChip International, Inc. As of November 30, 2006, the acquisition of KSI has not been completed. Accordingly, no activity has been reflected in Excellence 3, Inc. for the year ended November 30, 2006.

The Company’s year end is November 30. (See Note 12)

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At November 30, 2006, the Company had an accumulated deficit of $21,502,069, limited cash, and negative working capital. For the year ended November 30, 2006, the Company sustained a net loss of $10,986,583. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to merge the Company with an active private company engaged in the manufacturing of automotive die and mold castings. Management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

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

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Accounting Pronouncements-Recent

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. Management has not determined the impact that the adoption of this statement will have on the Company’s financial condition or results of operations.

In March, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Services of Financial Assets - an Amendment of FASB Statement No. 140” (hereinafter “SFAS No. 156”). This statement amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that results from a transfer, acquisition or assumption of financial assets or liabilities. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose among two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement also permits at its initial adoption a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. Finally, this statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (hereinafter “SFAS No. 155”). This

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement No. 133. This statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. Finally, this statement amends Statement No. 140 to eliminate prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

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

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. For the years ended November 30, 2006 and 2005, the Company had estimated that no allowance for doubtful accounts was necessary, as all of the Company’s receivables are expected to be collected. This assessment may change, as the Company develops the appropriate history of transactions in its operating companies and a provision for doubtful accounts will be established.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Asset Impairment Policy
The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. All long-lived assets are considered to be held or used until they are sold, exchanged, abandoned, or otherwise disposed of.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Concentration of Credit Risk
The Company maintains the majority of its cash in one commercial account at a major financial institution. At November 30, 2006 and 2005, the Company’s cash balance did not exceed FDIC limits.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140”. These statements establish accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At November 30, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Losses) Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at November 30, 2006 and 2005, they were not included in the calculation of earnings per share because they would have been considered antidilutive. These common stock equivalents principally include outstanding warrants of 13,625,000 as of November 30, 2006. The Company had no outstanding warrants as of November 30, 2005.

Fair Value Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, include trade

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

accounts receivable and payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2006 and 2005.

Inventories
Inventories, which primarily consist of products available for sale, are recorded using the weighted average method and valued at the lower of cost or market. As of November 30, 2006 and 2005, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $212,517 and $237,047, respectively, and principally consisted of $210,021 and $227,279, respectively, of grinding and abrasive products and $2,496 and $9,768, respectively, of other materials.

Principles of Consolidation and Minority Interest
The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. (See Note 1.)

During the years ended November 30, 2006 and 2005, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

The Company recognized $70,794 and $17,518 in depreciation expense for the years ended November 30, 2006 and November 30, 2005, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

During the year ended November 30, 2006, the Company acquired a CNC lathe machine in the amount of $257,600. The acquisition of this machine required a down payment of $15,000, with monthly payments of $5,000 required in the following two months. At the end of the third month after acquisition, the agreement required the Company to pay the remaining balance of $232,600. Subsequent to the acquisition date, the payment terms were renegotiated. The revised terms required continuing monthly payments of $5,000 per month, instead of the balance due at the end of the third month. As of November 30, 2006, the unpaid balance due on this machine was $228,368, and is included in accounts payable. At the date of acquisition, the Company signed a security agreement with the seller, whereby the machine was pledged as security in the event of the Company’s default on this obligation.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Impairment of Long-Lived Assets
In October, 2001, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001.

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of November 30, 2006, no impairments were deemed necessary.

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

At November 30, 2006 and 2005, the Company had deferred tax assets of approximately $7,200,000 and $3,600,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at November 30, 2006 and 2005.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

The significant components of the deferred tax assets at November 30, 2006 and 2005 were as follows:

	November 30, 2006	November 30, 2005
Net operating loss carryforward	$21,502,000	$10,515,000

Warrants issued:	$465,400	$-

Deferred tax asset	$7,200,000	$3,600,000
Deferred tax asset valuation allowance	$(7,200,000)	$(3,600,000)

At November 30, 2006 and 2005, the Company has net operating loss carryforwards of approximately $21,502,000 and $10,515,000, respectively, which expire in the years 2021 through 2026. The Company recognized $465,400 of losses from issuance of warrants for services during the fiscal year ended November 30, 2006, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2005 to 2006 was $3,600,000.

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

Revenue and Cost Recognition Policies
The Company recognizes revenue from product sales when products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because the Company’s historical sales experience indicates that a very immaterial amount of sales are subsequently returned. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer’s blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

As an agent for vendors, the Company recognizes its commissions when the earnings process is completed (delivery taken and title passed to the customer) and collection is probable.

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

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

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

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company was previously reporting in compliance with SFAS No. 123.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2005, allowed the Company to issue up to 88,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 88,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the year ended November 30, 2005 and 2004, the Company granted 59,250,000 and 20,000,000 stock options, respectively, to consultants for marketing and advisory services under this plan. As of November 30, 2005, there were 8,750,000 options remaining under this plan. All other registered shares under this plan were issued in periods prior to the fiscal year ending November 30, 2005. There were no options issued to officers, directors, or employees during the year ending November 30, 2005.

During the year ended November 30, 2005, options totaling 59,250,000 were granted and exercised at a weighted average price of $0.05 per share for $2,724,980 of consulting fees provided to the Company. When applicable, these options were valued pursuant the terms of the related consulting agreements. The remaining options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore the Company has

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

deemed that no additional value should be assigned to the options. The value of the services provided as a result of these share based payments was determined in accordance with SFAS 123 and SFAS 123 (R).

During the year ended November 30, 2006, the Company registered an additional 150,000,000 shares of common stock under this plan. During the same fiscal year, 125,526,640 options were granted and exercised under this plan at an average price of $0.04 per share for $5,702,084 of consulting and advisory services. These options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options. As of November 30, 2006, there were 33,223,360 options available to be issued under this plan.

On January 31, 2007, the Company’s Board of Directors voted to increase the registered number of shares available pursuant the Company’s Non-Qualified Stock Option Plan by an additional 60,000,000 shares.

The following is a summary of stock option plan activity:

	Number of Shares Outstanding
	Under the Option	Weighted Average
	Plan	Exercise Price

Outstanding December 1, 2004	-	-
Granted	59,250,000	$0.05
Exercised	(59,250,000)	(0.05)
Outstanding November 30, 2005	-	$-
Weighted average fair value of
options granted during the
year ended November 30, 2005		$-

Outstanding December 1, 2005	-	$-
Granted	125,526,640	0.04
Exercised	(125,526,640)	(0.04)
Outstanding November 30, 2006	-	$-

Weighted average fair value of options granted during the year ended November 30, 2006		$-

Warrants
The fair value of common stock and warrants issued in the fiscal years ending November 30, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, expected life is .5 to 3 years, and there is no dividend yield.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

During the year ended November 30, 2006, warrants were issued pursuant to a consulting agreement to acquire 1,000,000 shares of common stock at an exercise price of $0.08. The fair value of the warrants, which was determined on the date of grant, was $24,300. Also, during the year ended November 30, 2006, warrants were issued pursuant a consulting agreement to acquire 1,250,000 shares of common stock at an exercise price of $0.12. The fair value of the warrants, which was determined on the date of grant, was $27,000. Additionally, during the year ended November 30, 2006, warrants were issued pursuant a consulting agreement to acquire 1,375,000 shares of common stock at an exercise price of $0.05. The fair value of the warrants, which was determined on the date of grant, was $37,538.

During the year ended November 30, 2006, warrants were issued pursuant to an agreement with an officer and director to acquire 10,000,000 shares of common stock at no exercise price. The maturity of these warrants was six months from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the fair market value of the corresponding stock as of the grant date of $0.03 per share. As a result, the fair value of these warrants on the date of grant was determined to be $300,000.

Additionally, during the year ended November 30, 2006, these warrants expired before being exercised by the holder. In accordance with SFAS 123(R), this modification of the terms of the warrant was treated as an exchange of the original warrant for a new warrant. This exchange resulted in additional consulting expense in the amount of $76,548, based upon the weighted average fair market value of the stock between the maturity date of the expired warrants and the exercise date of the new warrants that resulted from this exchange. Due to fact that these warrants expired before they were exercised, they were reflected as cancelled warrants, replaced by new warrants deemed to be exchanged for these expired warrants.

During the year ended November 30, 2006, these warrants were exercised by the warrant holder. As a result, 10,000,000 shares of the Company’s common stock were issued to the warrant holder for no cash in full exercise of these warrants. The fair market value of the common stock issued for the exercise of these warrants was $0.03 per share, for a cumulative value of $300,000 related to the shares issued. The excess value of the warrants over their exercise price in the amount of $76,548 was included in additional paid in capital.

During the year ended November 30, 2006, a second set of warrants was issued pursuant an agreement with the same officer and director that exercised the aforementioned warrants to acquire 10,000,000 shares of the Company’s common stock. These warrants were issued with no exercise price. The maturity of these warrants is six months from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the fair market value of the corresponding stock as of the grant date of $0.03 per share. As a result, the value of these warrants on the grant date was determined to be $300,000.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Accordingly, the fair value of all warrants issued by the Company during the year ended November 30, 2006 was $765,386, while the fair value of all warrants exercised during the year was $376,548. As a result, warrants with a fair value of $388,838 were outstanding as of November 30, 2006.

During the year ended November 30, 2005, 3,050,000 stock warrants previously issued under certain consulting agreements were cancelled. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised during the six months ended May 31, 2005 for common stock for cash of $5,250, which approximates the fair value on the date of grant. In June, 2005, these 3,050,000 of outstanding warrants were cancelled and replaced by the issuance of 6,065,000 shares of common stock.

The following is the summarized information about stock warrants outstanding and exercisable at the fiscal years ended November 30, 2006 and 2005:

	Number of Warrants Outstanding	Weighted Average Remaining Life	Average Exercise Price
During the year ended November 30, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(3,050,000)	2.75	0.035
Exercised	(150,000)	-	0.035
Total warrants outstanding at November 30, 2005	-	-	$-
Total unexercised warrants at November 30, 2005	-	-	$-

During the year ended November 30, 2006:
Issued	33,625,000	0.69	$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	0.50	0.030
Total warrants outstanding at November 30, 2006	13,625,000	0.60	$0.037
Total unexercised warrants at November 30, 2006	13,625,000	0.60	$0.037

NOTE 5 - COMMON STOCK

In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

common stock, and again on December 8, 2006, the board elected to increase the authorized capital from 500,000,000 shares to 900,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended November 30, 2006, 28,046,590 shares of common stock were issued at an average price of $0.048 per share in private placements for $1,360,219 in cash and expenses paid by investors on behalf of the Company; 24,000,000 shares of common stock were issued to two of the Company’s officers and directors in exchange for unpaid license fees and interest at an average price of $0.085 per share with a fair value of $2,040,000; 23,762,500 shares of common stock were issued to four of the Company’s officers and directors for consulting services at an average price of $0.039 per share with a fair value of $917,875; 125,526,640 shares of common stock options were exercised at an average price of $0.04 per share for consulting services with a fair value of $5,702,084; 10,000,000 shares of common stock were issued to an officer and director at an average price of $0.03 per share for the exercise of warrants held by the officer and director with a fair value of $300,000; and 5,400,000 shares of common stock were issued at an average price of $0.04 per share for consulting and services with a fair value of $216,000.

During the year ended November 30, 2006, contributed capital was recorded in the amount of $244,584, which resulted from the conversion of unpaid license fees due to two shareholders into 24,000,000 shares of the Company’s restricted common stock. This debt was converted to common stock at a price of $0.085 per share, for a total conversion price of $2,040,000, while the total amount due to these shareholders for the unpaid license fees was $2,284,584, resulting in contributed capital from these shareholders in the amount of $244,584.

During the year ended November 30, 2006, contributed capital was recorded in the amount of $88,838, which resulted from warrants issued pursuant various consulting agreements. During the year ended November 30, 2006, contributed capital was also recorded in the amount of $676,548, which resulted from warrants issued to an officer and director of the Company. During the year ended November 30, 2006, contributed capital was reduced in the amount of $300,000, which resulted from the exercise of previously outstanding warrants by an officer and director of the Company (See Note 4).

During the year ended November 30, 2005, the Company issued 31,429,368 shares of common stock for an average of $0.03 per share for convertible debt of $880,421 and related interest costs of $15,303. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 6.) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250, 6,065,000 shares of common stock were issued in exchange for the cancellation of all outstanding warrants issued by the Company at a price of $0.03 per share for a fair value of $181,950, 13,009,638 shares of common stock were issued at average price of $0.024 per share in a private placement for $319,914 in cash, 59,250,000 shares were issued for options exercised at an average price of $0.05 per share for consulting services with a fair value of $2,724,980; and 3,340,274 shares of

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

common stock were issued for consulting and services at an average price of $0.033 per share with a fair value of $109,900.

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

On May 25, 2004, the Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital Partners LP (hereinafter “Cornell Capital”) in order to provide the Company with up to $6,000,000 of funding over approximately the next 24 months. These agreements are subject to limitation on borrowing and conversion of debt to equity. As part of its obligation under the agreements, the Company filed a registration statement on Form SB-2 to register the common stock issued to Cornell Capital and the common stock issuable in accordance with the terms of the equity distribution agreement. As of November 30, 2006, the Company has received a total of $1,205,500 under these agreements net of associated costs totaling $194,500. The Company also issued 3,134,329 shares of common stock valued at $210,000 as the commitment fee associated with this agreement. The commitment fee was deemed to be a deferred debt offering cost and was being amortized as a financing expense over the effective period of 24 months. Amortization for the years ended November 30, 2006 and 2005 was $52,500 and $105,000, respectively.

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

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

In November 2004, the Company signed a short-term promissory note in favor of Cornell Capital for $275,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-nine calendar days. The note was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $249,375 in cash and incurred related fees and expenses of $25,625, which are being amortized as a financing expense over the duration of the note. Amortization for the years ended November 30, 2006 and 2005 was zero and $25,625 respectively. In the year ended November 30, 2004, Cornell Capital received 3,243,210 shares of common stock in payment of $50,000 of principal for the aforementioned note. In the fiscal year ended November 30, 2005, Cornell Capital received 4,961,842 shares of common stock for payment of the remaining note principal of $225,000 and related interest of $10,464. The Company recorded beneficial conversion feature of $68,750 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 4% on interest, 9% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In January 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $250,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within eighty-two calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $226,250 in cash and incurred related fees and expenses of $23,750, which are being amortized as a financing expense over the duration of the note. Amortization for the years ended November 30, 2006 and 2005 was zero and $23,750 respectively. In the fiscal year ended November 30, 2005, Cornell Capital converted the note principal of $125,000 into 2,274,979 shares of common stock. Interest of $9,016 was expensed for the year ended November 30, 2005. The Company had a beneficial conversion feature of $62,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In March 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

amortized as a financing expense over the duration of the note. Amortization for the fiscal years ended November 30, 2006 and 2005 was $19,000 and $14,250, respectively. In the year ended November 30, 2005, Cornell Capital converted 4,831,260 shares of common stock for payment of note principal of $105,421. Interest of $29,349 and $13,405 was accrued for the year ended November 30, 2006 and 2005 respectively. The Company recorded beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

In June 2005, the Company’s board of directors agreed to cancel its standby equity agreement with Cornell Capital. The Company’s management determined that this cancellation was in the best interest of the Company. In addition, the Company requested a complete accounting from Cornell Capital related to the standby equity agreement, from inception to the current date. As of November 30, 2006, no accounting related to this agreement has been received from Cornell. (See Note 8)

Convertible Debenture
In May 2004, the Company signed a convertible debenture in favor of Cornell Capital for $300,000. Terms of the debenture agreement include a maturity date of May 25, 2007, an interest rate of 5% per annum, and a provision for the holder to convert unpaid principal and interest into Company common stock. The debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. In connection with the debenture, the Company received $207,000 in cash and incurred loan fees and expenses of $93,000 which are being amortized as a financing expense over the three-year life of the debenture and a preferred conversion feature of $99,107, which was expensed. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. During the years ended November 30, 2006 and 2005, the Company recorded zero and $93,000, respectively, of financing expense and zero and $3,750, respectively, of interest expense. During the year ended November 30, 2005, Cornell Capital also converted 14,219,021 shares of common stock at an average price of $0.0211 per share for payment of the entire principal in the amount of $300,000. The effective interest rate is approximately 15% on interest, 31% on financing fees and 33% on the beneficial conversion feature for a total of 79%.

NOTE 7 - CONTRACTS AND AGREEMENTS

KSI Machine and Engineering, Inc.
During the fiscal year ended November 30, 2005, the Company entered into a licensing agreement with KSI Machine and Engineering, Inc. (hereinafter “KSI”), whereby KSI would be licensed to utilize the Company’s patented laser technology in exchange for a performance based licensing fee payable to the Company. (See Note 8 and Note 12.)

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

RM Communications
During the year ended November 30, 2005, the Company entered into an agreement with RMC and cancelled all 3,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. (See Note 4.) In addition, during the year ended November 30, 2005, the Company cancelled the 3,050,000 warrants outstanding which were issued to RMC, and issued 6,065,000 shares of restricted common stock to replace these cancelled warrants. These restricted shares were issued at a price of $0.035 per share, for a total amount of $212,275, which was expensed as consulting expenses at the time of issuance.

Kar Enterprises, Inc.
During the year ended November 30, 2006, the Company acquired a CNC lathe machine in the amount of $257,600 from Kar Enterprises, Inc. (See Note 3). The acquisition of this machine required a down payment of $15,000, with monthly payments of $5,000 required the following two months. At the end of the third month after acquisition, the agreement required the Company to pay the remaining balance of $232,600. Subsequent to the acquisition date, the payment terms were renegotiated. The revised terms required continuing monthly payments of $5,000 per month, instead of the balance due at the end of the third month. As of November 30, 2006, the unpaid balance due on this machine was $228,368, and is included in accounts payable. At the date of acquisition, the Company signed a security agreement with the seller, whereby the machine was pledged as security in the event of the Company’s default on this obligation.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of November 30, 2006, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of November 30, 2006, the Company is in a lawsuit with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. This legal dispute has not been resolved. Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered. Management has decided to fully resolve its legal dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements. Management expects that the outcome of this lawsuit will be that the Company will be obligated to Cornell for a maximum amount of $244,579 which has been accrued by the Company, and that Cornell will be required to provide a complete accounting of its stock conversions, as well as return any shares converted in excess of the number of shares escrowed. Accordingly, an obligation in the amount of $244,579 is reflected in the Company’s balance sheet. As of November 30, 2006, this obligation is in default. Payment of this obligation is being withheld pending the outcome of the lawsuit with Cornell.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Licensing Agreement
In January 2003, the Company entered into a cancelable licensing agreement for patented technology with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater.

During the year ended November 30, 2006, the Company entered into a stock purchase agreement with two of these shareholders, whereby the Company issued 24,000,000 shares of common stock to the shareholders at a price of $0.085 per share, for a total price of $2,040,000, in full payment of principal and interest payments related to two of the three license agreements. The issue price of these shares was less than the principal and interest due to these two shareholders in the aggregate amount of $2,284,584 under the licensing agreements, resulting in income from forgiveness of debt in the amount of $244,584 being recognized during the year ended November 30, 2006 as an increase in additional paid-in capital. During the year ended November 30, 2006, the remaining shareholder assigned his interest in the obligation owed to him by the Company to an outside entity. AmeriChip was not a party in this assignment agreement. As of November 30, 2006 and 2005, the principal amount due to the shareholders under the licensing agreement was $460,000 and $1,020,000, respectively, and is included in the related party payable. The accrued interest on the principal is $186,248 and $412,499, respectively, and is included in accrued interest. As of November 30, 2006, the Company was obligated for only one of the license agreements, while the Company was obligated for three agreements as of November 30, 2005.

As a result of the stock purchase agreement previously identified, the total of the previously unrecognized license expense related to the two shareholders included in the stock purchase agreement was immediately recognized as an expense during the year ended November 30, 2006. Accordingly, the Company recognized $1,440,000 and $360,000 of expenses for the years ended November 30, 2006 and 2005, respectively, under the licensing agreement as licensing expense. The one unpaid shareholder has agreed to a suspension of payments until the Company begins to generate substantial revenues from operations. The amounts owed to this shareholder will continue to accrue monthly, even though this obligation was assigned by the shareholder to a third party.

Operating Lease
During the year ended November 30, 2004, the Company entered into an operating lease for a vehicle and paid a refundable security deposit of $925 and lease payments of approximately $1,183. The remaining approximate lease payments for the contract are as follows:

Years Ending November 30;
2007	$14,196
2008	$7,098
2009-11	-

Rental Agreement
During the year ended November 30, 2004, the company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

years and payments of $2,000 per month are required on a gradually increasing scale. The remaining lease payments for this contract are as follows:

Years Ending November 30;
2007	$25,500
2008	$26,700
2009	$27,900
2010-11	-

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

The following is a summary of technology licenses and patents and accumulated amortization:

	November 30, 2006	November 30, 2006
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(25,767)	(21,560)
	$16,302	$20,509

Amortization expense was $4,207 in each of the years ended November 30, 2006 and 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has a related party payable attributable to shareholder advances totaling $85,086 and $91,373 as of November 30, 2006 and 2005, respectively. These advances are not interest bearing and are payable upon demand.

In addition, as of November 30, 2005, the Company was obligated to three shareholders in the amount of $1,020,000, related to the licensing agreement described in Note 8. During the year ended November 30, 2006, the Company entered into a stock purchase agreement with two of the shareholders, whereby the Company issued common stock in full payment of the Company’s obligations to these shareholders. See note 8 regarding the assignment of the Company’s obligation to the third shareholder to an outside entity. As of November 30, 2006, the amount due by the Company related to the third shareholder under this obligation is $460,000.

The Company’s internal accounting firm, Schwanitz, Hayden and Associates, P.L.C. is considered a related party, due to a controlling interest in this firm by the Company’s Chief Financial Officer, Thomas P. Schwanitz.

See Note 4 regarding warrants issued to an officer and director, Note 5 regarding common stock issued to officers and directors, Note 8 regarding a licensing agreement with shareholders, and Note 11 regarding long-term debt to a related party.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

NOTE 11 - LONG-TERM DEBT

In August 2004, the Company signed a ten-year promissory note with a related party, secured by the equipment and inventory acquired as a result of this obligation. The note has terms of 3.5% interest per annum payment of interest only of $729 for the first six months and monthly payments thereafter of $2,417.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$26,587
2008	$29,004
2009	$29,004
2010	$29,004
2011	$29,004

The balance of the Company’s notes payable at November 30, 2006 was as follows:

Related party note	$208,104
Less: Current portion	(20,203)
Long-term portion	$187,901

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. Amortization of zero and $6,750 has been charged to expense as of November 30, 2006 and 2006, respectively.

NOTE 12 - SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. This letter of intent was subsequently modified and executed again on November 7, 2006. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. On October 26, 2005, the Company paid an additional $30,000 for this agreement. On November 7, 2005, the Company paid an additional

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

$20,000 for this agreement. As of November 30, 2005, the total required accumulated deposit of $200,000 has been paid to the current shareholder of KSI.

On February 15, 2007, AmeriChip completed its acquisition of the common stock of KSI. The acquisition price of KSI’s common stock is $3,200,000, subject to certain adjustments related to the amount of retained earnings reflected on the closing date, the amount of accounts receivable reflected on the closing date, and the amount of accounts payable reflected on the closing date. The adjusted purchase price reflected on the closing date was $2,988,043, subject to a post closing due diligence analysis by Company management and its professional representatives. Deposits related to this acquisition in the amount of $200,000, which had paid to the seller prior to the closing date, were offset as a partial payment against the adjusted purchase price. In addition, the Company paid the seller $150,000 on the closing date, resulting in a net obligation due by the Company to the seller in the amount of $2,638,043.

Terms of this obligation require monthly payments of $50,000, inclusive of interest accruing at a rate of 7% per annum, over a period of 18 months. At the end of this period of time, the remaining unpaid balance is due to the seller. Additional principal payments are required over the term of the loan if the fair market value of AmeriChip’s common stock reach certain minimum levels over a 10 day period. If the fair market value of AmeriChip’s common stock reaches $0.30 per share over a 10 day period, one-third of the unpaid balance is due within 60 days. After this first period, if the fair market value of AmeriChip’s common stock reaches $0.40 per share over a 10 day period, one-half of the unpaid balance is due within 60 days. After this second period, if the fair market value of AmeriChip’s common stock reaches $0.50 per share over a 10 day period, the entire unpaid balance is due.

In addition to these terms, the Corporation was required to seek outside financing for KSI’s fixed assets acquired as a result of this transaction. This outside financing was provided by a Detroit area bank and the United States Small Business Administration (hereinafter “SBA”). As a result of this outside financing requirement, AmeriChip established a new subsidiary named Excellence 3, Inc. The ownership of this Excellence 3, Inc. was assigned to KSI immediately subsequent to AmeriChip’s acquisition of the common stock of KSI. This new subsidiary then acquired the fixed assets of its parent company, KSI, in the amount of $3,200,000. In order to finance this acquisition of fixed assets, financing was obtained from a local area bank in the amount of $1,600,000. Additional financing was obtained from the SBA in the amount of $1,280,000, plus closing costs in the amount of $37,000, resulting in a net obligation due to the SBA in the amount of $1,317,000. The remaining amount of the acquisition cost in the amount of $320,000 was provided by AmeriChip International, Inc. The funds provided by the SBA were not immediately available, pending the issuance of a debenture bond by a local taxing authority. Accordingly, temporary funding of the amount financed by the SBA was provided by the same local area bank previously identified.

Terms of the obligation due to the Detroit area bank in the amount of $1,600,000 require monthly payments in the amount of $26,298 over a period of seven years, inclusive of interest accruing at a rate of 9.68% per annum. As a result of this obligation, the bank has a first security position on the assets acquired by Excellence 3, Inc.

AMERICHIP INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006

Terms of the obligation to the SBA in the amount of $1,317,000 require monthly payments over a period of ten years. The monthly payment amounts and the interest rate are dependant upon the rate of interest included in the forthcoming debenture sale of the local taxing authority. As a result of the obligation, the SBA has a second security position in the assets acquired by Excellence 3, Inc.

Also, see notes 7 and 8 regarding transactions with KSI.

Funds Raised
Subsequent to November 30, 2006, the Company offered for sale to accredited investors shares of its restricted common stock, at a price of $0.025 per share, in order to raise funds for AmeriChip’s pending acquisition of KSI Machine and Tool, Inc. As of December 28, 2006, the Company has raised $485,000 through the sale of 19,400,000 shares of its restricted common stock.

In addition, subsequent to November 30, 2006, the Company sold a convertible debenture in the principal amount of $100,000 to a single investor, before discount and loan fees of 6% of the principal amount, plus the sale of 240,000 shares of its restricted common stock. Under terms of the convertible debenture, the Company will pay monthly interest at a rate of 18% per annum, with unpaid principal and accrued interest due and payable in full on February 1, 2008. The holder of the convertible debenture can, at his option and election, convert all or a portion of the unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.10 per share.

Acquisition of Machining Center
In December, 2006, the Company took delivery of and installed a Toyota machining center in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. Terms of this acquisition allow the Company to utilize the machine for a period of seven months. At the end of the seven month period, the Company has an option to acquire the equipment for a predetermined purchase price of $417,000, or pay a fee of $75,000 for the use of the machine for the seven month period, in which case the machine would then be returned to the seller. As of the issue date of these financial statements, management has not made a decision regarding which option it intends to exercise.

New FASB Pronouncement
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended November 30, 2006 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the year ended November 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officer as of November 30, 2006 are as follows:

Name	Age	Position
Marc Walther	50	Chief Executive Officer and Director
Thomas Schwanitz	55	Chief Financial Officer, Director
Edward Rutkowski	41	Director, Vice President Research & Development
Richard H Rossmann	61	Director, President, AmeriChip Automotive Inc.

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

Richard H Rossmann Mr. Rossmann was part of the executive team that rebuilt Chrysler's ailing manufacturing structure in the early 1980s. In the 1990s, Richard Rossmann was hand picked by Richard E. Dauch, Co-Founder, Chairman and Chief Executive Officer of American Axle & Manufacturing to lead the manufacturing revitalization as Vice President of Manufacturing for the multi-billion dollar former General Motors driveline division.

Mr. Rossmann attended Penn State's MBA School of International Business. Mr. Rossmann has spent over 30 years designing and building world-class manufacturing operations in six countries on four continents for such companies as Chrysler and American Axle. For the last decade, Mr. Rossmann has owned Symtec, Inc., a manufacturing systems technology company providing consulting expertise for major manufacturing, acquisition and joint venture projects for Fortune 100 companies.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of November 30, 2006, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

Audit Committee

The principal functions of the Audit Committee is to recommend the annual appointment of the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any the Company’s internal control procedures. Our audit committee consists of Mr. Thomas Schwanitz who is Chairman of the Committee and Mr. Mark Tuscany, a certified public accountant and Ms. Rhonda Windsor, President of AmeriChip Canada Inc. The Board of Directors believes that the Audit Committee, is capable of concluding that the Company’s disclosure controls and procedures were effective for purposes of the Securities Exchange Act of 1934 filings with the Securities and Exchange Commission. The full audit committee is currently being constituted and will have two outside directors, one of which will be the chairman.

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

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended November 30, 2006, 2005 and 2004, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
				Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Marc Walther	2006	$116,975.00	—	17,000,000	—	—
Chief Executive Officer and	2005	$55,094.96	—	—	—	—
member of the Board of Directors	2004	$0	—	—	—	—

Thomas Schwanitz	2006	$0		—
Chief Financial Officer and	2005
Director

Ed Rutkowski	2006	$123,001.00	—	17,000,000	—	—
Director, Vice President of Research and	2005	$55,639.55	—	—	—	—
Development	2004	$0	—	—	—	—

Richard Rossmann	2006	$0	—	20,000,000	—	—
Director, President and Chief
Operating Officer

David Howard	2005	$0	—	—	—	—
Former Chairman of the Board of	2004	$0	—	—	—	—
Directors and former Officer	2003	$0	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year And Fiscal
Year-End Option Values

The Company has not issued any stock options to any of the executive officers listed in the Summary Compensation Table above.

Compensation of Directors

We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director.

Employment Agreements

On October 22, 2003, the Board of Directors approved the AmeriChip International Inc. 2003 Nonqualified Stock Option Plan under which employees, officers, directors and consultants are eligible to receive grants of stock options. AmeriChip reserved a total of 20,000,000 shares of common stock under the 2003 Nonqualified Stock Option Plan. On May 26, 2004 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 8,000,000 shares of common stock. On June 30, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 18,000,000 shares of common stock. On August 8, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 20,000,000 shares of common stock. .On September 19, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 22,000,000 shares of common stock. On December 12, 2005 the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 35,000,000 shares of common stock. On March 29, 2006, the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 45,000,000 shares of common stock. On July 26, 2006, the Board of Directors amended the Company’s 2003 Nonqualified Stock Option Plan and reserved an additional 40,000,000 shares of common stock. On November 21, 2006, the Board of Directors amended the 2003 Nonqualified Stock Option Plan and reserved an additional 30,000,000 shares of common stock.. The Plan is presently administered by the Board of Directors. Subject to the provisions of the 2003 Nonqualified Stock Option Plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and to determine the terms and conditions and the number of shares issued pursuant thereto.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of November 30, 2005. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of November 30, 2006, we had 458,767,265 shares of common stock outstanding.

Name and Address	Title of Class	Shares Beneficially Owned (1)	Percent of Class(1)

Marc A Walther 24700 Capital Clinton Township MI 48036(Director)	Common	37,000,000	8.1%
Edward Rutkowski 24700 Capital Clinton Township MI 48036 (Director)	Common	37,000,000	8.1%
Thomas P Schwanitz (2) 24700 Capital Clinton Township MI 48036 (Director)	Common	1,250,000.3%
Richard H Rossmann (3) 24700 Capital Clinton Township, MI 48036 (Director)	Common	20,500,000	4.5%
Officers and Directors as a Group (4Persons)	Common	95,750,000	20.9%

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 458,767,265 shares of common stock outstanding as of November 30, 2006, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of November 30, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	On January 11,2006 . Thomas Schwanitz was appointed our Chief Financial Officer.

(3)	On April 18, 2006 Mr. Richard H Rossmann was appointed a director of the Company as well as President of AmeriChip Automotive Inc.

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
.
The Company has a related party payable for advances from shareholders totaling $85,086 and $91,373 as of November 30, 2006 and 2005, respectively. These advances are uncollateralized, non-interest bearing and are payable upon demand.

Mr. Walther is the President of National Abrasives System, Co. He is also the President/ CEO and Director of our Company. In the transaction with National Abrasives System, Co., Mr. Walther received a note from the Company for $250,000. During the Company’s Board of Directors meeting held to approve the purchase of National Abrasives System, Co., Mr. Walther abstained from voting.

In January 2003, the Company entered into a cancelable licensing agreement for patented technology (see Note 9) with three shareholders which required aggregate payments of $1,000,000 to each of the three shareholders, payable in monthly installments of $10,000 to each shareholder. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. The Company is currently in default under the agreement, due to non-fulfillment of the insurance clause provision of the contract. During the yearThe Company is seeking to obtain insurance to satisfy this provision. The accrued principal due the shareholders at November 30, 2006 and November 30, 2005 was $460,000 and $1,020,000 respectively and is included in the related party payable. The accrued interest on the principal is $186,248 and 412,499 as of November 30, 2006 and 2005, respectively, and is included in the accrued interest The Company recognized expenses totaling $1,440,000 and $360,000 for the years ended November 30, 2006 and 2005, respectively under the licensing agreement as license expense. The three shareholders have agreed to a suspension of payments until the Company begins generating revenues from operations. The amounts owed will continue to accrue monthly.

Conversion of Related Party Debt

During the year ended November 30, 2006, the Company entered into a stock purchase agreement with two of these shareholders, whereby the Company issued 24,000,000 shares of common stock to the shareholders at a price of $0.085 per share, for a total price of $2,040,000, in full payment of principal and interest payments related to two of the three license agreements. The issue price of these shares was less than the principal and interest due to these two shareholders in the aggregate amount of $2,284,584 under the licensing agreements, resulting in income from forgiveness of debt in the amount of $244,584 being recognized during the year ended November 30, 2006 as an increase in additional paid-in capital. During the year ended November 30, 2006, the remaining shareholder assigned his interest in the obligation owed to him by the Company to an outside entity. AmeriChip was not a party in this assignment agreement. As of November 30, 2006 and 2005, the principal amount due to the shareholders under the licensing agreement was $460,000 and $1,020,000, respectively, and is included in the related party payable. The accrued interest on the principal is $186,248 and $412,499, respectively, and is included in accrued interest. As of November 30, 2006, the Company was obligated for only one of the license agreements, while the Company was obligated for three agreements as of November 30, 2005.

We believe that the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and our officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors.

PART IV

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Williams & Webster, P.S. ("Williams & Webster")  billed us in the aggregate amount of $80,000 and $71,206 for professional  services  rendered for their  audit  of our  annual  financial  statements  and  their  reviews  of the financial  statements  included in our Forms 10-KSB for the year ended  November 30, 2006 and November 30, 2005, respectively.

AUDIT-RELATED FEES

Williams & Webster did not bill us for, nor perform professional  services rendered for  assurance  and  related  services  that  were  reasonably  related  to  the performance  of audit or review of the Company's  financial  statements  for the fiscal years ended November 30, 2006 and November 30, 2005, respectively.

TAX FEES

Williams & Webster did not bill us for, nor were perform professional services rendered for tax related services for the fiscal years ended November 30, 2006 and November 30, 2005, respectively

ALL OTHER FEES

Williams & Webster did not bill us for, nor were perform professional services rendered during the last two fiscal years,  other than as reported  above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriChip International Inc.

By:	/s/ Marc Walther
Chief Executive Officer, Chairman of the Board of Directors March 1, 2007

AmeriChip International Inc.

By:	/s/ Thomas Schwanitz
Chief Financial Officer, Director March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

By:	/s/ Marc Walther
Chief Executive Officer, Chairman of the Board of Directors March 1, 2007

By:	/s/ Edward Rutkowski
Director March 1, 2007

By:	/s/ Richard H Rossmann
Director March 1, 2007

By:	/s/ Thomas P Schwanitz
Director March 1, 2007