Form 10KSB/A
period 2005-11-30
AMERICHIP INTERNATIONAL INC
filed 2007-03-12
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one):    Yes ☐; No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐; No ☒

Explanatory Note

On March 12, 2007, the Company amended and re-filed annual reports on Form 10-KSB for the years ended November 30, 2005 and 2004.

The Board of Directors, in reviewing the annual reports report on Form 10-KSB for the years ended November 30, 2005 and 2004 and in discussion  with the Company's auditors, authorized the filing of its Form 10-KSB for the years ended November 2005 and 2004 for the following reason:

The financial statements for the year ended November 30, 2005 have been restated due to the Company determining that it had improperly recorded the value of common stock issued and common stock options exercised in payment for consulting expenses and services during the year ended November 2005.

In all other material respects the Amended Annual Reports on Form 10-KSB is unchanged from the Annual Reports on Form 10-KSB for the years ended November 30, 2005 filed by the Company.

On February 22, 2007, the Board of Directors of AmeriChip International Inc. determined that the Company's financial statements for the fiscal years ended November 30, 2005 should no longer be relied upon.

The financial statements for the year ended November 30, 2005 have been restated due to the Company determining that the value of common stock issued and common stock options exercised for consulting and services was improperly reflected at the negotiated value for the services rendered instead of the fair market value of the stock issued on the dates that the services were provided.

The disclosure in the financial statements for the year ended November 20, 2005 included the following footnote describing the restatement:

NOTE 2 - RESTATEMENT AND CORRECTION OF ERRORS

The accompanying consolidated financial statements for the fiscal year ending November 30, 2005 have been restated to correct information concerning the fair value of the Company’s common stock issued pursuant the exercise of stock options. In following the Company’s internal control procedures, management determined that the Company originally reflected the exercise of stock options related to the payment of consulting services at negotiated values as reflected in each consultant’s invoice. Management revisited this issue and determined that these stock options should have been reflected at fair value, as determined by the fair market value on the date of issuance, instead of at their negotiated value. The effect of this adjustment was to increase additional paid in capital by $807,328, increase consulting expense by $807,328 increase net loss by $807,328 and increase net loss per share from ($0.02) per share to ($0.03) per share.

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

As more fully described in Notes 2, 5 and 6, errors resulting in the understatement of previously reported net losses at November 30, 2005 were discovered by management subsequent to the issuance of the Company’s November 30, 2005 and 2004 financial statements. These errors were due to the Company originally reflecting the exercise of stock options related to the payment of consulting services at negotiated values rather than fair market value on date of issuance. Accordingly, an adjustment has been made to the accompanying financial statements as of November 30, 2005 to correct these errors.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 24, 2006, except for Notes 2, 5 and 6, which are dated February 23, 2007

AMERICHIP INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2005
	(Restated)	2004
ASSETS

CURRENT ASSETS
Cash	$218	$180,690
Accounts receivable	31,646	32,446
Prepaid expenses	5,295	5,745
Inventory	237,047	230,000
TOTAL CURRENT ASSETS	274,206	448,881

FIXED ASSETS
Furniture & fixtures	16,903	10,439
Machinery & equipment	261,620	14,000
Less accumulated depreciation	(19,134)	(1,616)
TOTAL FIXED ASSETS	259,389	22,823

OTHER ASSETS
Intangible assets, net of amortization	-	6,750
Deposits	238,959	103,200
Technology rights and patents, net of amortization	20,509	24,716
Deferred debt offerings costs, net of amortization	52,500	157,500
TOTAL OTHER ASSETS	311,968	292,166

TOTAL ASSETS	$845,563	$763,870

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$4,561	$-
Accounts payable and accrued expenses	370,149	149,102
Related party payable	1,111,373	826,407
Related party notes payable, current portion	21,129	23,940
Convertible debentures, net of discounts	225,579	426,194
Accrued interest - related party	412,499	264,688
Accrued interest - other	16,368	7,500
Deposits - private placements	325,386	-
TOTAL CURRENT LIABILITIES	2,487,044	1,697,831

LONG-TERM LIABILITIES
Related party notes payable, net of current portion	213,502	226,060
TOTAL LONG-TERM LIABILITIES	213,502	226,060

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized,
242,031,535 and 128,787,255 shares issued and outstanding	242,032	128,787
Additional paid-in capital	8,415,058	4,121,061
Accumulated deficit	(10,515,486)	(5,413,282)
TOTAL STOCKHOLDERS' DEFICIT	(1,858,396)	(1,163,434)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$845,563	$763,870

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 30,	November 30,
	2005	2004
	(Restated)

REVENUES	$126,122	$37,964

COST OF SALES	77,660	14,214
Gross Profit	48,462	23,750

EXPENSES
Administrative service	391,268	211,158
Consulting expense	3,237,198	2,088,915
Depreciation and amortization	28,474	8,073
Legal and accounting	268,196	263,452
License expense	360,000	360,000
Office expense	33,772	29,412
Wages-officers and directors	111,735	-
Wages-other	128,655	58,822
Total Expenses	4,559,298	3,019,832

LOSS FROM OPERATIONS	(4,510,836)	(2,996,082)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	7,588
Financing expense	(281,539)	(315,301)
Interest expense	(316,991)	(163,589)
Other income	7,162	-
Total Other Income (Expense)	(591,368)	(471,302)

LOSS BEFORE TAXES	(5,102,204)	(3,467,384)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,102,204)	$(3,467,384)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	172,537,334	104,710,469

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional	Discount on		Total
	Common Stock		Paid-in	Common	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity(Deficit)

Balance, November 30, 2003	85,370,000	$85,370	$831,650	$(46,365)	$(1,945,898)	(1,075,243)

Common stock issued in private placement
for cash at $0.05 per share	2,900,000	2,900	142,100	-	-	145,000
Common stock issued for debt offering costs
for convertible debt at $0.067 per share	3,134,329	3,134	206,866	-	-	210,000
Common stock issued for consulting and
services at an average of $0.06 per share	5,365,500	5,366	324,219	-	-	329,585
Common stock and warrants issued for consulting
and services at an average of $0.07 per share	7,914,285	7,914	543,186	-	-	551,100
Common stock issued for non-competition agreement
at an average of $0.06 per share	150,000	150	8,850	-	-	9,000
Common stock issued for director services at an
average of $0.07 per share	250,000	250	17,250	-	-	17,500
Common stock issued for the exercise of options for
consulting services at an average of $0.11 per share	14,650,000	14,650	1,567,850	-	-	1,582,500
Common stock issued for debt and interest expense
at an average of $0.033 per share	9,053,141	9,053	269,848	-	-	278,901
Beneficial conversion features of $800,000 of
convertible debt	-	-	224,107	-	-	224,107
Warrants issued for consulting services	-	-	31,500	-	-	31,500
Adjustment to discount approved by directors	-	-	(46,365)	46,365	-	-
Net loss for the year ended November 30, 2004	-	-	-	-	(3,467,384)	(3,467,384)
Balance, November 30, 2004	128,787,255	128,787	4,121,061	-	(5,413,282)	(1,163,434)

Common stock issued for debt and interest expense
at an average price of $0.03 per share	31,429,368	31,430	864,294	-	-	895,724
Common stock issued in private placements for
cash at an average price of $0.024 per share	13,009,638	13,010	306,904	-	-	319,914
Common stock issued for consulting and services
at an average price of $0.031 per share	9,405,274	9,405	282,445	-	-	291,850
Common stock issued for warrants at $0.035 per share	150,000	150	5,100	-	-	5,250
Common stock issued for the exercise of options
for consulting services at a weighted average price
of $0.05 per share	59,250,000	59,250	2,665,730	-	-	2,724,980
Warrants reissued for services	-	-	19,524	-	-	19,524
Beneficial conversion feature of $250,000 of
convertible debt	-	-	62,500	-	-	62,500
Beneficial conversion recorded as financing expense	-	-	87,500	-	-	87,500
Net loss for the year ended November 30, 2005	-	-	-	-	(5,102,204)	(5,102,204)
Balance, November 30, 2005 (Restated)	242,031,535	$242,032	$8,415,058	$-	$(10,515,486)	$(1,858,396)

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,	November 30,
	2005	2004
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$126,922	$4,993
Cash paid to suppliers & employees	(540,525)	(387,683)
Interest paid	(160,312)	(136,481)
Net cash used by operating activities	(573,915)	(519,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(193,309)	(4,439)
Payments on deposits	(185,759)	(103,200)
Net cash used by investing activities	(379,068)	(107,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - employee	2,025	-
Payments on loan payable - employee	(2,025)	-
Payments on related party payable	(75,034)	-
Payments made on related party notes payable	(15,369)	-
Proceeds received on convertible debentures	543,000	662,500
Proceeds from the issuance of common stock	319,914	145,000
Net cash provided by financing activities	772,511	807,500

NET INCREASE (DECREASE) IN CASH	(180,472)	180,690

CASH, BEGINNING OF PERIOD	180,690	-

CASH, END OF PERIOD	$218	$180,690

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,	November 30,
	2005	2005
	(Restated)

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(5,102,204)	$(3,467,384)

Depreciation and amortization which did not require the use of cash	28,475	8,073
Amortization of finance charges which did not require the use of cash	241,806	-
Licenses expense which did not require the use of cash	360,000	360,000
Warrants issued for services	19,524	31,500
Common stock issued for interest on convertible debt	15,303	3,901
Common stock issued for consulting services	291,850	329,585
Common stock issued for exercise of options for consulting services	2,724,980	1,582,500
Beneficial conversion feature	62,500	224,107
Beneficial conversion recorded as financing expense	87,500	-
Common stock issued upon exercise of warrants	5,250	-
Amortization of discount on convertible debt	-	91,194
Common stock issued for director services	-	17,500
Common stock issued for services	-	551,100
Net cash used by operating activities	(1,265,016)	(267,924)

Adjustments to reconcile net loss to net cash used by operating activities

Increase (Decrease)
Accounts receivable - trade	800	(32,446)
Prepaid expenses	450	(5,745)
Inventories	(7,047)	-

(Increase) Decrease
Bank overdraft	4,561	-
Accounts payable and accrued expenses	210,272	(437,313)
Accrued interest payable	156,679	147,188
Related party payables	-	77,069
Deposits - private placement	325,386	-
Net cash used by operating activities	$(573,915)	$(519,171)

SUPPLEMENTAL NON-CASH ACTIVITY

Stock issued for repayment of convertible debt	$880,421	$275,000
Warrants issued for services	19,524	31,500
Common stock issued for interest on convertible debt	15,303	3,901
Common stock issued for consulting services	291,850	329,585
Common stock issued for exercise of options for consulting services	2,724,980	1,582,500
Beneficial conversion feature	62,500	224,107
Beneficial conversion recorded as financing expense	87,500	-
Accounts payable for fixed assets	10,775	-
Deposits reclassified to fixed assets	50,000	-
Common stock issued upon exercise of warrants	5,250	-
Common stock issued for debt offering costs	-	210,000
Stock issued for intangible assets	-	9,000
Note payable issued for inventory & equipment	-	250,000
Common stock issued for director services	-	17,500
Common stock and warrants issued for services	-	551,100

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

In February 2005, a Texas Corporation, AmeriChip Pipe Technologies, Inc. was formed as a non-operating entity to facilitate the implementation of flexible manufacturing system that the Company had designed to manufacture oil pipe.

The Company’s year end is November 30.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

NOTE 2 - RESTATEMENT AND CORRECTION OF ERRORS

The accompanying consolidated financial statements for the fiscal year ending November 30, 2005 have been restated to correct information concerning the fair value of the Company’s common stock issued pursuant the exercise of stock options.

In following the Company’s internal control procedures, management determined that the Company originally reflected the exercise of stock options related to the payment of consulting services at negotiated values as reflected in each consultant’s invoice. Management revisited this issue and determined that these stock options should have been reflected at fair value, as determined by the fair market value on the date of issuance, instead of at their negotiated value. The effect of this adjustment was to increase additional paid in capital by $807,328, increase consulting expense by $807,328 increase net loss by $807,328 and increase loss per share from ($0.02) per share to ($0.03) per share.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At November 30, 2005, the Company had an accumulated deficit of $10,515,486, limited cash, and negative working capital. For the year ended November 30, 2005, the Company sustained a net loss of $5,102,204. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to merge the Company with an active private company engaged in the manufacturing of automotive die and mold castings. Management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Accounting Pronouncements-Recent
In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“hereinafter” “SFAS No. 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Internal Financial Statements” and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. (See Note 2)

In November, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this statement had no immediate material impact on the Company’s financial condition or results of operations.

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

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company was previously reporting in compliance with SFAS No. 123. Management has adopted SFAS 123 (R) and has determined that this statement had no immediate impact on its overall results of operations or financial position.

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

Earnings (Losses) Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at November 30, 2005 and 2004, they were not included in the calculation of earnings per share because they would have been considered antidilutive. These common stock equivalents principally include shares issuable upon a conversion of debt (approximately 8,200,000 shares at November 30, 2005 and 9,053,000 shares at November 30, 2004) and outstanding warrants of 3,050,000 as of November 30, 2004. The Company had no outstanding warrants as of November 30, 2005.

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

At November 30, 2005 and 2004, the Company had deferred tax assets of approximately $3,600,000 and $1,737,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at November 30, 2005 and 2004.

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

The significant components of the deferred tax assets at November 30, 2005 and 2004 were as follows:

	November 30, 2005	November 30, 2004
Net operating loss carryforward	$10,515,000	$5,108,000

Warrants issued:	$—	$305,600

Deferred tax asset	$3,600,000	$1,737,000
Deferred tax asset valuation allowance	$(3,600,000)	$(1,737,000)

At November 30, 2005 and 2004, the Company has net operating loss carryforwards of approximately $10,515,000 and $5,108,000, respectively, which expire in the years 2021 through 2025. The Company recognized $305,600 of losses from issuance of warrants for services during the fiscal year ended November 30, 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2004 to 2005 was $1,863,000.

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

NOTE 5 - STOCK OPTIONS AND WARRANTS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2004, allowed the Company to issue up to 28,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 28,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the years ended November 30, 2004 and 2003, the Company issued 14,650,000 and 5,350,000 stock options, respectively, under this plan. As of November 30, 2004, there were 8,000,000 options to be issued under the Plan due to the Company issuing 14,650,000,000 options to consultants for marketing, website, and advisory services. There were no options issued to officers, directors or employees. During the year ended November 30, 2004, options totaling 14,650,000 were exercised at an average of $0.11 per share for $1,582,500 of consulting services provided to the Company. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options.

The Company registered an additional 60,000,000 shares of common stock under this plan during the year ended November 30, 2005 and in this same period, issued 59,250,000 to consultants for marketing and advisory services. As of November 30, 2005, there were 8,750,000 options available to be issued under the plan. There were no options issued to officers, directors, or employees during the year ended November 30, 2005.

During the year ended November 30, 2005, options totaling 59,250,000 were exercised at a weighted average price of $0.05 per share for $2,724,980 of consulting fees provided to the Company. When applicable, these options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore the Company has deemed that no additional value should be assigned to the options. The value of the services provided as a result of these share based payments was determined in accordance with SFAS 123 and SFAS 123 (R). (See Note 4.)

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

The following is a summary of stock option activity:

	Number of Shares
	Under the Option	Weighted Average
	Plan	Exercise Price

Outstanding December 1, 2003	-	-
Granted	14,650,000	$0.11
Exercised	(14,650,000)	(0.11)
Outstanding November 30, 2004	-	$-
Weighted average fair value of
options granted during the
period ended November 30, 2004		$-

Outstanding December 1, 2004	-	$-
Granted	59,250,000	0.05
Exercised	(59,250,000)	(0.05)
Outstanding November 30, 2005	-	$-

Weighted average fair value of options granted during the Period ended November 30, 2005		$-

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

In the year ended November 30, 2004, warrants were issued pursuant to a consulting agreement to acquire 750,000 shares of common stock at an exercise price of $0.25. The fair value of the

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

warrants, which was determined on the date of grant, was $31,500. The Company also issued 7,914,285 shares of common stock with 11,871,428 warrants attached. The warrants have an exercise price of $0.08 per share. The fair value of the warrants, which was determined on the date of grant, was $277,000. All warrants were issued for three years and were immediately expensed to consulting. Also, during this year, 11,571,428 warrants were cancelled.

The following is the summarized information about stock warrants outstanding and exercisable at the fiscal years ended November 30, 2005 and 2004:

	Number of shares under warrants	Weighted Average Remaining Life	Average Exercise Price
During the year ended November 30, 2004:
Issued	12,621,428	2.25	$0.09
Cancelled	(11,571,428)	2.25	0.09
Total warrants outstanding at November 30, 2004	1,050,000	2.25	$0.09
Total unexercised warrants at November 30, 2004	1,050,000	2.25	$0.09

During the year ended November 30, 2005:
Issued	3,200,000	3.00	$0.035
Cancelled	(3,050,000)	2.75	0.035
Exercised	(150,000)	-	0.035
Total warrants outstanding at November 30, 2005	-	-	-
Total unexercised warrants at November 30, 2005	-	-	-

NOTE 6 - COMMON STOCK

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

During the year ended November 30, 2005, the Company issued 31,429,368 shares of common stock for an average of $0.03 per share for convertible debt of $880,421 and related interest costs of $15,303. The value of these shares was determined by the agreement between the Company and Cornell Capital Partners LP. (See Note 7.) The Company also issued 150,000 shares of common stock for the exercise of warrants for cash of $5,250, 6,065,000 shares of common

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

stock were issued in exchange for the cancellation of all outstanding warrants issued for consulting services by the Company at a price of $0.03 per share for a fair value of $181,950, 13,009,638 shares of common stock were issued at average price of $0.024 per share in a private placement for $319,914 in cash, 59,250,000 shares were issued for options exercised at an average price of $0.05 per share for consulting services with a fair value of $2,724,980, and 3,340,274 shares of common stock were issued for consulting and services at an average price of $0.033 per share with a fair value of $109,900.

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

NOTE 7 - CORNELL CAPITAL PARTNERS LP FINANCING

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

In March 2005, the Company signed a short-term promissory note in favor of Cornell Capital for $350,000. Terms of the note included a stipulated interest rate of 12% and a provision for full repayment within one hundred twenty-seven calendar days. The note is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of 120% of the of the closing bid price of the common stock as listed on a principal market as of the date of the debenture or an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date. The Company received $316,750 in cash and incurred related fees and expenses of $33,250, which are being amortized as a financing expense over the duration of the note. Amortization for the fiscal year ended November 30, 2005 was $33,250. In the year ended November 30, 2005, Cornell Capital converted 4,831,260 shares of common stock for payment of note principal of $105,421. Interest of $19,999 was accrued for the year ended November 30, 2005. The Company recorded beneficial conversion feature of $87,500 attributed to the aforementioned debt. According to EITF 00-27, because the debt was convertible at issuance, the debt discount was recorded as a charge to interest and was immediately expensed. The effective interest rate is approximately 3% on interest, 10% on financing fees and 25% on the beneficial conversion feature for a total of 38%.

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

AMERICHIP INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005

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

NOTE 8 - CONTRACTS AND AGREEMENTS

KSI Machine and Engineering, Inc.
During the fiscal year ended November 30, 2005, the Company entered into a licensing agreement with KSI Machine and Engineering, Inc. (hereinafter “KSI”), whereby KSI would be licensed to utilize the Company’s patented laser technology in exchange for a performance based licensing fee payable to the Company (See Note 9.)

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

During the year ended November 30, 2005, the Company entered into a new agreement with RMC and cancelled all 1,050,000 existing warrants issued to RMC. The Company issued 3,200,000 new three-year warrants to acquire 3,200,000 shares of common stock at an exercise price of $0.035 per share. Additional fair value of the warrants determined on the new grant date of $19,524 was expensed to consulting and 150,000 warrants of the aforementioned new issuance were exercised for common stock for cash of $5,250. (See Note 5.) In addition, during the year ended November 30, 2005, the Company cancelled the 3,050,000 warrants outstanding which were issued to RMC, and issued 6,065,000 shares of restricted common stock to replace these cancelled warrants. These restricted shares were issued at a price of $0.035 per share, for a total amount of $212,275, which was expensed as consulting expenses at the time of issuance.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 7.) The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of November 30, 2005, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of August 2005, the Company is in a dispute with Cornell Capital regarding to Cornell’s claim of shares issued under Section 144 of restricted stock. As of November 30, 2005, the dispute has not been resolved. Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered. Management has decided to fully resolve their dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements.

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

$14,196
$14,196
$7,098

Rental Agreement
During the year ended November 30, 2004, the company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five years and payments of $2,000 per month are required on a gradually increasing scale. The remaining lease payments for this contract are as follows:

$24,300
$25,500
$26,700
$27,900

NOTE 10 - TECHNOLOGY RIGHTS AND PATENTS

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

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has a related party payable attributable to shareholder advances totaling $91,373 and $166,407 as of November 30, 2005 and 2004, respectively. These advances are not interest bearing and are payable upon demand.

In the years ended November 30, 2005 and 2004, there were 10,467,500 and 5,750,000 stock options, respectively, issued to a related party under the Company’s S-8 stock option plan. (See Note 5.) In addition, during the year ended November 30, 2005, there were 4,125,000 shares of common stock issued to a related party in a private placement transaction. No shares were issued during 2004.

See Note 9 regarding a licensing agreement with shareholders and Note 12 regarding related party debt.

NOTE 12 - PURCHASE OF NATIONAL ABRASIVE SYSTEMS, CO. ASSETS

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

Payments of principal and interest are due on this note as follows for the next five years:

2006	$29,004
2007	$29,004
2008	$29,004
2009	$29,004
2010	$29,004

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

NOTE 14 - SUBSEQUENT EVENTS

KSI Machine and Engineering Inc.
On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a purchase agreement with KSI. On October 26, 2005, the Company paid an additional $30,000 for this agreement. On November 7, 2005, the Company paid an additional $20,000 for this agreement. As of November 30, 2005, the total required accumulated deposit of $200,000 has been paid to the current shareholder of KSI. As of the date of these financial statements, this acquisition has not been completed. The board of directors of AmeriChip International, Inc. entered into a licensing agreement with KSI Machine & Engineering, Inc. for the use of Americhip’s patented Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip would generate revenues from the application of its proprietary technology in a Tier One environment.

Conversion of Related Party Debt
On January 11, 2006, the Company entered into an agreement with two of its principal officers, whereby 24,000,000 shares of the Company’s common stock were issued to the officers in exchange for the outstanding principal and accrued interest due these officers related to the Company’s licensing agreement. (See Note 9.) These shares were issued at a price of $0.085 per share for a total amount of $2,040,000. This transaction represents a complete payment of the amounts due these officers under the licensing agreement.

Acquisition of Equipment
Subsequent to November 30, 2005, but prior to the issuance of this report, the Company placed an order for a Mazak 350M machine center for $226,000 in preparation for conducting limited production runs. As of the date of this report, this equipment has not been delivered to the Company or placed in service in an operating capacity nor has the signed a formal agreement.

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

AmeriChip International Inc.

By:	/s/ Marc Walther

President, Chief Executive Officer, Chairman of the Board of Directors March 12, 2007

AmeriChip International Inc.

By:	/s/ Thomas Schwanitz

Chief Financial Officer, March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Marc Walther

Marc Walther
President, Chief Executive Officer, Chairman of the Board of Directors
March 12, 2007

/s/ Edward Rutkowski

Edward Rutkowski
Director
March 12, 2007