Form 10KSB/A
period 2006-11-30
AMERICHIP INTERNATIONAL INC
filed 2007-03-12
CIK 1132487

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

Transitional Small Business Disclosure Format (Check one):    Yes ☐; No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐; No ☒

Explanatory Note

We are re-filing the 10KSB. This re-filing is being made as a consequence of a Scribner error in which the full Management Analysis and Discussion section was inadvertently not included. No other modifications have been made.

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

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended November 30, 2006. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

Our principal offices are located at 24700 Capital, Clinton Township, MI 48036 USA.

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

Alliances

The Company has the following alliances:

Designers Edge. This company delivers integrated systems for automated production lines. Designers Edge has designed production cells that are lasered between centers.

GSI Group - A leading provider of laser equipment. GSI Group has been used as the exclusive supplier of laser equipment to the Company.  This is being done, in part, as a result of GSI’s participation and support of the Company during our research and development stage.

ABB Robotics - A leading manufacturer of robots for material handling and utilization of Laser Assisted Chip Control applications.

Seco-Carboloy - Carboloy, a Seco Tools company, is a leader in metalworking technology.

The Company does not have written agreements with the three named strategic alliance companies. The Company’s arrangement with GSI Group is that the Company will exclusively purchase lasers from them in exchange for being able to run trials in their laboratory in their Novi, MI testing facility. Designers Edge and Creative Automation will be utilized if there is a requirement to process a fully automated system which includes lasers robots and conveyors. Should an order require palletization, then the Company is committed to giving Creative Automation Company the opportunity to fill the requirement on a first come, first serve basis. All of the Company arrangements are sales driven.

Subsidiaries

AmeriChip Tool and Abrasives, LLC.

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

AmeriChip Canada, Inc.

On August 9, 2004, The Company incorporated a wholly owned subsidiary, AmeriChip Canada, Inc.. a Canadian charter corporation. This entity was formed to channel Canadian Based opportunities to both AmeriChip International, Inc. and AmeriChip Tool and Abrasives, LLC.

AmeriChip International Holdings, LLC.

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

AmeriChip Pipe Technologies, Inc.

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

AmeriChip Automotive, Inc.

On April 17, 2006, the Company formed AmeriChip Automotive, Inc., a wholly owned subsidiary, to develop opportunities related to the automotive industry. As of the date of this report, AmeriChip Automotive, Inc. is a non-operating entity and was incorporated in the State of Michigan.

Excellence 3, Inc.

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

KSI Machine and Engineering, Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (KSI) to acquire all of KSI’s outstanding common stock. This letter of intent was subsequently modified and executed again on November 7, 2006. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30, 2004, the Company paid a deposit of $50,000 for this agreement. On December 7, 2004, the Company paid an additional $100,000 and signed a stock purchase agreement with KSI. On June 24, 2005, the Company announced that it was entering into a license agreement with KSI for the use of AmeriChip’s Laser Assisted Chip Control technology. On October 26, 2005, the Company paid an additional deposit of $30,000 and on November 7, 2005, the Company paid another $20,000 deposit for a total of $200,000. Subsequent to the balance sheet date but prior to the report date of these financial statements, this acquisition was completed on February 15, 2007.

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

The Company is currently implementing contracts with major automakers and Tier One Suppliers as well as providing quotes for these companies as well as their competitors. Due to the highly competitive nature of the automotive industry, the Company’s clients have asked that no information with respect to the size and nature of the contracts be revealed to the general public and by extension their competitors. The Company will every quarter publish revenues and profits over the course of the next year.

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

Quality Control System

On April 20th, 2006, AmeriChip International Inc. announced that it had established a quality control system ISO0001:2000. The implementation of this system affords the Company an opportunity to introduce its patented processes, to all metal finishing industries in the United States and worldwide. The Company has set the last quarter of 2006 to be certified to the ISO9001:2000 Quality Standard.

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

The Company is targeting TS16946 for the first quarter of 2007.

MicroSoft Great Plains Software

The Company has purchased and installed MicroSoft Great Plains software and hardware with a capital expenditure of $40,000 to become compliant with Sarbanes Oxley requirements as mandated by the United States Securities and Exchange Commission.

General Motors

On April 25, 2006 the Company received its official supplier status from General Motors. On June 28, 2006 the Company received its first two purchase orders for a large volume transmission component. Revenues realized from these purchases orders will be disclosed in the period ending August 31, 2006. The Company is waiting for delivery of special chucks and gages for completion of preproduction quality verifications. The chucks were significantly delayed due to an error in the supplier blue prints. These corrections have been made and pre production product has been delivered under customers instructions for validation prior to production. The company has billed for parts and special chucks.

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

Customized Laser Heads

On May 2, 2006, the Company took delivery of one of three custom laser heads which were built according to the Company’s specifications for continuous improvement and development of its applications. The first of the three heads represented a capital expenditure of $100,000.

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

The Ford Motor Company

On August 29, 2006, the Company announced that it had received a purchase order from The Ford Motor Company for application of the Company’s Laser Assisted Chip Control technology for the manufacturing of transmission output shafts. Initial product has been delivered waiting for customer evaluation. We also have clutch covers for transmissions waiting for instructions on processing.

Coordinate Measuring Machine

The Company took delivery of a Coordinate Measuring Machine (“CMM”) which is in an integral piece of equipment that does fine measurement for machined parts in September 2006. Coordinate Measuring Machines (CMM) are mechanical systems designed to move a measuring probe to determine coordinates of points on a work piece surface.  CMM’s are comprised of four main components: the machine itself, the measuring probe, the control or computing system, and the measuring software.  Machines are available in a wide range of sizes and designs with a variety of different probe technologies. This equipment is a key component in the validation and evaluation of processed parts.

Toyota Horizontal Machining Center

In September 2006, the Company reported that it had purchased a Toyota Horizontal Machining Center Model FH630S for the production launch facility at our Clinton Township factory. This machining center is the first of a series of Horizontal Machining Centers for performing short run production runs prior to releasing to manufacturing. The Center will complement the lasers, robots, quality lab equipment, CMM and the Doosan turning Center S670LM already installed at our Clinton Township factory, for fast evaluations and simulations of a redefined machining process using our patented Laser Assisted Chip Control technology.

West Bridge Technology International Inc.

In October 2006, the Company announced that it had signed a multi-million dollar sales and marketing agreement with WestBridge Technology International Inc. of Dallas, TX. This agreement provides for the exclusive rights to the sales and marketing in the Middle East oil producing countries for AmeriChip's Flexible Manufacturing System using the Company's LACC technology and other industry technologies developed for the production of threaded pipe for the oil and gas pipe industry.

The Company reported on August 16, 2005 that it had developed a Flexible Manufacturing System for the dry machining of oil pipe threads. This technology significantly reduces the time and cost of producing quality threads on oil pipe of all sizes by eliminating long stringy metal chips and their material handling problems. The LACC process has given AmeriChip International a platform for the creation of flexible automated production lines that thread and inspect oil pipe with significantly faster production all under one roof. The LACC Flexible Machining System is expandable to accommodate the size of the pipe and the various inspection goals that are used

West Bridge Technologies staff is currently making contact with oil pipe manufacturers in the Middle East for the licensing and purchase of the Americhip process as we wait for their report on opportunities.

License Agreement For Patented Metal Polishing Technology

The Company entered into a licensing agreement with its Chief Operating Officer for the use of his patented metal polishing technology. The Company believes that this patent will significantly increase its sales potential by expanding its product line and revenue producing ability. The license agreement allows the Company to have exclusive use of the patented technology, except for prior arrangements by the President and Chief Operating Officer with Ford, Visteon and Global Technologies.

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
COMPARISON OF TWELVE MONTHS ENDED NOVEMBER 30, 2005 TO TWELVE MOTHS ENDED NOPVEMBER 20, 2006. .

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

Revenues and Sales. Revenues for the twelve months ended November 30, 2006 increased from $126,122 for the twelve months ended November 30, 2005 to $132,616. Gross Profit for the twelve months ended November 30, 2006 decreased from $48,462 for the twelve months ended November 30, 2005 to $38,888. The decrease was primarily from the sales of product less $93,728 in costs of sales. The lesser cost of sales for the twelve months ending November 30, 2006 is due to the sale of industry items with a higher test and a corresponding smaller profit margin than the items sold during the twelve months ending November 30, 2005. .

Operating Expenses Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license increased from $4,559,298 for the twelve months ended November 30, 2005, to $10,906,303 for the twelve months ended November 30, 2006 an increase of $6,347,305. This increase is due to a larger amount of start up costs incurred during the twelve months ended November 30, 2006, as well as additional consulting expenses and the recognition of the remaining unrecognized license expense converted to common stock during the twelve months ending November 30, 2006.

Net Loss.    Net loss increased from a net loss of ($5,102,204) for the twelve months ended November 30, 2005 to a net loss of ($10,986,583) for the twelve months ended November 30, 2006, primarily due to the larger operating expenses during the twelve months ending November 30, 2006, as described previously.

PLAN OF OPERATION

Because we have finalized our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $5,800,000.

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our new laser and robotic equipment which is now in operation at the KSI location, This equipment is required in the implementation of the LACC process and we are currently conducting pilot projects for various Tier One suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2005 had an accumulated deficit of------------ ($10,515,486) and for the year ended November 30, 2006, we had an accumulated deficit of ($21,502,069). For the year ended November 30, 2005, we sustained a net loss of ($5,102,204) and for the twelve months ended November 30, 2006, we had a net loss of ($10,986,583).

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

We intend to continue to explore potential business combinations with other parties which may enhance or supplement the operation of our business or which may generate new or additional sources of revenues related to the patented Laser Assisted Chip process. For example, we are exploring whether it may be feasible to acquire the assets of an existing manufacturing firm engaged in manufacturing automobile parts which we could subsequently enhance and benefit through the use of the patented process. Any additional acquisition or other business combination will be dependent on our ability to obtain financing from traditional sources or from seller carried financing, or a combination thereof. There is no assurance that we will be able to obtain any financing to pursue any future acquisitions or combinations. Even if adequate financing is obtained, no assurance can be provided that any additional acquisition or combination will generate sufficient revenues which may result in net profits for us.

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
Chief Financial Officer, Director March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

By:	/s/ Marc Walther
Chief Executive Officer, Chairman of the Board of Directors March 12, 2007

By:	/s/ Edward Rutkowski
Director March 12, 2007

By:	/s/ Richard H Rossmann
Director March 12, 2007

By:	/s/ Thomas P Schwanitz
Director March 12, 2007