Form 10QSB
period 2007-02-28
AMERICHIP INTERNATIONAL INC
filed 2007-04-23
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING FEBRUARY 28, 2007

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-33127 (Commission File Number)	98-0339467 (I.R.S. Employer Identification)

24700 Capital, Clinton Township MI	48036
(Address of principal executive offices)	(Zip Code)

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

As of April 23, 2007, 637,811,446 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 28	November 30,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$44,015	$1,716
Accounts receivable	483,308	27,015
Prepaid expenses	447,634	31,898
Inventory	212,722	212,517
TOTAL CURRENT ASSETS	1,187,679	273,146

FIXED ASSETS
Leasehold improvements	395,069	-
Furniture & fixtures	78,861	18,252
Machinery & equipment	3,761,863	622,472
Less accumulated depreciation	(258,728)	(89,928)
TOTAL FIXED ASSETS	3,977,065	550,796

OTHER ASSETS
Deposits	3,200	203,200
Technology rights and patents, net of amortization	15,250	16,302
Goodwill	2,577,673	-
TOTAL OTHER ASSETS	2,596,123	219,502

TOTAL ASSETS	$7,760,867	$1,043,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$15
Accounts payable and accrued expenses	1,182,996	1,022,250
Related party payable	575,086	545,086
Related party notes payable, current portion	22,201	20,203
Notes payable - bank, current portion	1,448,022	-
Notes payable - other, current portion	428,925	-
Convertible debentures, net of discounts	334,579	244,579
Accrued interest - related party	198,748	186,248
Accrued interest - other	70,492	43,742
Deposits - private placements	354,704	388,838
TOTAL CURRENT LIABILITIES	4,615,753	2,450,961

LONG-TERM LIABILITIES
Related party notes payable, net of current portion	182,277	187,901
Notes payable - bank, net of current portion	1,431,978	-
Notes payable - other, net of current portion	2,209,118	-
TOTAL LONG-TERM LIABILITIES	3,823,373	187,901

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 900,000,000 shares authorized,
588,245,853 and 458,767,265 shares issued and outstanding,
respectively	588,246	458,767
Additional paid-in capital	28,365,931	19,444,471
Accumulated deficit	(29,635,849)	(21,502,069)
TOTAL STOCKHOLDERS' DEFICIT	(681,672)	(1,598,831)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$7,760,867	$1,043,444

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 28	February 28
	2007	2006
	(unaudited)	(unaudited)

REVENUES	$180,435	$48,139

COST OF SALES	53,526	26,796

Gross Profit	126,909	21,343

EXPENSES
Administrative service	217,167	115,536
Director fees	5,850,000	-
Consulting expense	1,756,997	1,846,513
Depreciation and amortization	51,919	11,572
Legal and accounting	214,745	48,637
License expense	30,000	1,350,000
Office expense	22,526	5,970
Wages-officers and directors	-	53,018
Wages-other	63,542	60,389
Total Expenses	8,206,896	3,491,635

LOSS FROM OPERATIONS	(8,079,987)	(3,470,292)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	43,904
Financing expense	(2,000)	(26,250)
Interest expense	(51,793)	(22,841)
Other income	-	-
Total Other Income (Expense)	(53,793)	(5,187)

LOSS BEFORE TAXES	(8,133,780)	(3,475,479)

INCOME TAX EXPENSE	-	-

NET LOSS	$(8,133,780)	$(3,475,479)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	523,248,243	274,001,233

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28	February 28
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$107,284	$47,315
Cash paid to suppliers & employees	(494,674)	(260,494)
Interest paid	(36,218)	(1,364)
Net cash used by operating activities	(423,608)	(214,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments made for the acquisition of a subsidiary	(150,000)	-
Cash received from the acquisition of subsidiary	19,787	-
Net cash used by investing activities	(130,213)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made to refinance equipment of acquired subsidiary	(320,000)	-
Payments on related party payable	-	(6,287)
Payments made on related party notes payable	(3,626)	(3,470)
Proceeds received on convertible debentures	100,000	-
Proceeds from the issuance of common stock	819,746	224,126
Net cash provided by financing activities	596,120	214,369

NET INCREASE (DECREASE) IN CASH	42,299	(174)

CASH, BEGINNING OF PERIOD	1,716	218

CASH, END OF PERIOD	$44,015	$44

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended
	February 28	February 28
	2007	2006
	(unaudited)	(unaudited)

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(8,133,780)	$(3,475,479)

Forgiveness of debt income which did not require the use of cash	-	(43,904)
Depreciation and amortization which did not require the use of cash	51,919	11,572
Amortization of finance charges which did not require the use of cash	2,000	26,250
Licenses expense which did not require the use of cash	30,000	1,350,000
Warrants issued for services	5,899,400	51,300
Common stock issued for consulting services	1,585,955	675,375
Common stock issued for exercise of options for consulting services	-	1,186,424
Net cash used by operating activities	(564,506)	(218,462)

Adjustments to reconcile net loss to net cash used by operating activities

Increase (Decrease)
Accounts receivable - trade	(73,151)	(824)
Prepaid expenses	103	3,090
Inventories	(205)	3,876

(Increase) Decrease
Bank overdraft	(15)	(2,544)
Accounts payable and accrued expenses	(156,113)	(21,156)
Accrued interest payable	15,575	21,477
Deposits - private placement	354,704	-
Net cash used by operating activities	$(423,608)	$(214,543)

SUPPLEMENTAL NON-CASH ACTIVITY

Common stock issued for exercise of options for consulting services	$-	$1,133,363
Common stock issued for deposits for consulting services	-	20,000
Common stock issued for private placement deposits received in prior year	354,704	325,386
Common stock issued for license expense, related party payable,
and accrued interest	-	2,040,000
Assets and liabilities received for acquisition of subsidiary:

Accounts receivable - trade	383,142	-
Prepaid expenses	70,839	-
Fixed assets	3,477,136	-
Deposits	(200,000)	-
Goodwill	2,577,673	-
Note payable - bank	(3,204,292)	-
Note payable - other	(2,638,043)	-
Accounts payable and accrued expenses	(316,859)	-
Accrued interest - other	(19,383)	-

Exchange of liabilities for refinancing equipment of acquired subsidiary:

Note payable - bank	3,204,292	-
Note payable - bank	(2,880,000)	-
Accrued interest - other	(4,292)	-

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

During the three months ending February 28, 2007, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the three-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At February 28, 2007, the Company had an accumulated deficit of $29,635,849. For the three months ended February 28, 2007, the Company sustained a net loss of $8,133,780. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

NOTE 3 - ACQUISITION OF SUBSIDIARY

On February 15, 2007, AmeriChip International, Inc. acquired 100% of the common stock of KSI Machine & Engineering, Inc. (hereinafter “KSI”). The acquisition price of KSI’s common stock was $2,988,043, subject to a post closing due diligence analysis by Company management and its professional representatives. Deposits related to this acquisition in the amount of $200,000, which had been previously paid by AmeriChip and reflected as deposits on the Company’s historical balance sheet, were used to offset the purchase price. In addition, the Company paid the seller $150,000 on the closing date, resulting in a net obligation to due by the Company to the seller in the amount of $2,638,043. (See Note 10).

The following is a list of assets acquired and liabilities assumed as a result of AmeriChip’s acquisition of 100% of KSI’s common stock, along with an allocation of the purchase price among the assets acquired and liabilities assumed:

Cash	$19,787
Accounts receivable - trade	383,142
Prepaid expenses	70,839
Fixed assets	3,477,136
Goodwill	2,577,673
Note payable - bank	(3,204,292)
Accounts payable and accrued expenses	(316,859)
Accrued interest	(19,383)
$2,988,043

Terms of the obligation due to the seller require monthly payments of $50,000, inclusive of interest accruing at a rate of 7% per annum, over a period of 24 months. At the end of the 24 month period, any remaining unpaid balance is due to the seller. Additional principal payments are required over the term of the loan if the average closing price of AmeriChip’s common stock reaches certain minimum levels over a consecutive ten day period. If the average closing price of AmeriChip’s common stock reaches $0.30 per share over a consecutive ten day period, one-third of the unpaid balance is due within 60 days. After this first period, if the average closing price of AmeriChip’s common stock reaches $0.40 per share over a consecutive ten day period, one-half of the unpaid balance is due within 60 days. After this second period, if the average closing price of AmeriChip’s common stock reaches $0.50 per share over a consecutive 10 day period, the entire unpaid balance is due. As of the date of this report, none of the minimum closing price levels have been achieved.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

The final purchase price may be increased or decreased, depending upon the results of the Company’s post closing due diligence analysis related to the value of the assets and liabilities of KSI as of the acquisition date. In addition, the seller has an option to engage his own professionals to either agree or disagree with the Company’s due diligence findings within a period of 30 days after AmeriChip’s due diligence analysis is complete. As of the balance sheet date, this due diligence process has not been completed.

In addition to these terms, the Corporation was required to obtain outside financing for KSI’s fixed assets acquired as a result of this transaction. The outside financing was provided by a Detroit area bank and the United States Small Business Administration (hereinafter “SBA”). As a result of this requirement, AmeriChip established Excellence 3, Inc., a new fully owned subsidiary. Excellence 3, Inc. was established in order to acquire the fixed assets of KSI and to subsequently lease the equipment back to KSI. Immediately after AmeriChip acquired the common stock of KSI, it assigned its ownership in Excellence 3, Inc. to KSI. As of the balance sheet date, Excellence 3, Inc. is a fully owned subsidiary of KSI.

Immediately after AmeriChip completed its acquisition of KSI’s common stock, Excellence 3, Inc. acquired all of the fixed assets of KSI, except for the leasehold improvements owned by KSI. The purchase price of these fixed assets was $3,200,000. Outside financing representing a total of 90% of the purchase price of the fixed assets was provided by a Detroit area bank ($1,600,000) and the United States Small Business Administration ($1,280,000). The SBA portion of the financing is temporarily provided by the same Detroit area bank that provided the $1,600,000 portion of the financing. The remaining 10% of the purchase price ($320,000) was paid directly by Excellence 3, Inc. Loan costs in the amount of $46,612 were incurred in order to complete the outside financing of the fixed asset acquisition. These loan costs will be amortized over the term of the loan.

Terms of the bank obligation amounting to $1,600,000 require monthly payments in the amount of $26,298, inclusive of interest accruing at a rate of 9.68% per annum, over a period of 7 years. This obligation is secured by the net assets of Excellence 3, Inc., the primary obligor, while being supported by the guarantees of AmeriChip International, Inc., KSI, the Chief Executive Officer of AmeriChip and the Chief Financial Officer of AmeriChip. As a result of this obligation, the bank has a first security interest in the assets acquired by Excellence 3, Inc. (See Note 10).

Terms of the short-term bank obligation amounting to $1,280,000 require interest only payments, accruing at a rate of 9.68% per annum, for the period of March 15, 2007 through July 15, 2007. During this period of time, the SBA is obligated to sell bonds through a local area taxing authority in order to provide the permanent financing related to this portion of the loan. The SBA portion of the financing will be provided no later than July 15, 2007. Terms of the SBA portion of the financing will require payments over a ten year period, with interest accruing at a rate dependent upon the rate at which the supporting bonds are sold at. In addition, upon permanent funding by the SBA, finance charges of approximately $37,000 will be due to the SBA. These finance charges will be added to the obligation due to the SBA, resulting in a total obligation due in the amount of $1,317,000 upon funding by the SBA. (See Note 10).

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

In addition the terms previously described, KSI entered into a lease agreement with the former owner of KSI related to the building utilized by KSI. As a result of this agreement, monthly payments in the amount of $28,000 are due on a monthly basis over a 5 year period. In conjunction with this agreement, AmeriChip International, Inc. entered into a sublease agreement with its KSI subsidiary for the portion of the building facility deemed to be used by AmeriChip administrative personnel. This sublease agreement requires monthly payments in the amount of $3,500 by AmeriChip to KSI over a five year period. The primary lease agreement requires AmeriChip International, Inc. to acquire the leased building for $3,500,000 on or before the expiration of the lease agreement.

In conjunction with its acquisition of the fixed assets of KSI, Excellence 3, Inc. entered into a lease agreement with KSI, whereby KSI agreed to lease the fixed assets from Excellence 3, Inc. Monthly equipment lease payments in the amount of $42,000 are required to be paid by KSI to Excellence 3, Inc. beginning March 1, 2007. Accordingly, as of the balance sheet date, no payments were required or paid by KSI to Excellence 3, Inc.

Other than goodwill, no other identifiable intangible assets were acquired as a result of AmeriChip’s acquisition of 100% of KSI’s common stock. The customer list has a negligible value to AmeriChip due to the fact that AmeriChip has established relationships with all of KSI’s customers during the two year period prior to the closing date. A non-compete agreement between Jim Kotsonis and Americhip was not entered into. Accordingly, the excess amount of KSI’s acquisition cost over the fair market value of its net assets is reflected as goodwill on the consolidated financial statements.

There are three primary reasons that AmeriChip acquired KSI. First, KSI has a tier one automotive supplier status, which AmeriChip inherits upon its acquisition of 100% of KSI’s common stock. Second, KSI has a strong credit history, which KSI also benefits from subsequent to KSI’s acquisition. Third, KSI provides a platform by which AmeriChip will be able to utilize its patented Laser Assisted Chip Control technology. Because of all of these factors, AmeriChip acquired KSI at a price which was higher than the book value of its underlying assets. As a result, goodwill in the amount of $2,577,673 is reflected in the consolidated balance sheet as a result of this stock acquisition.

The consolidated financial statements of the Company for the three months ending February 28, 2007 includes the results of operations related to KSI for the period of February 15, 2007 (date of acquisition) through February 28, 2007.

.NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements of AmeriChip International, Inc. include the accounts of the following companies: AmeriChip International, Inc., AmeriChip Tool and Abrasives, LLC, AmeriChip Canada, Inc., AmeriChip Ventures, Inc., AmeriChip, Inc., KSI Machine & Engineering, Inc. and Excellence 3, Inc. All material intercompany transactions have been eliminated.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of February 28, 2007, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC amounted to $212,722, consisting of grinding and abrasive products.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

The following is a summary of property and equipment at February 28, 2007:

Leasehold improvements	$395,069
Furniture and fixtures	78,861
Plant assets	3,761,863
4,235,793
Less accumulated depreciation	(258,728)
$3,977,065

The Company recognized $49,575 and $11,572 in depreciation expense for the three months ended February 28, 2007 and 2006. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations. The Company begins depreciating an asset when it has been placed in service.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Goodwill
As of February 28, 2007, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. (See Note 3). In accordance with SFAS No. 141, the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill exists as of February 28, 2007. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock that created the goodwill are discussed in Note 3.

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

At February 28, 2007 and November 30, 2006, the Company had deferred tax assets of approximately $7,900,000 and $7,200,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at February 28, 2007 and November 30, 2006.

The significant components of the deferred tax assets at February 28, 2007 and November 30, 2005 were as follows:

	February 28, 2007	November 30, 2006
Net operating loss carryforward	$29,635,000	$21,502,000

Warrants issued:	$6,288,000	$465,400

Deferred tax asset	$7,900,000	$7,200,000
Deferred tax asset valuation allowance	$(7,900,000)	$(7,200,000)

At February 28, 2007 and November 30, 2006, the Company has net operating loss carryforwards of approximately $29,635,000 and $21,502,000, respectively, which expire in the years 2021 through 2027. The Company recognized $6,288,000 and $465,400 of losses from issuance of warrants for services as of February 28, 2007 and November 30, 2006, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from November 30, 2006 to February 28, 2007 was $700,000.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

As an agent, the Company recognizes its commissions when the earnings process is completed (delivery taken and title passed to customer). And collection is probable.

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

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)). This statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). The cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company was previously reporting in compliance with SFAS 123.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2005, allowed the Company to issue up to 88,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 88,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. In the year ended November 30, 2005 and 2004, the Company issued 59,250,000 and 20,000,000 stock options, respectively, to consultants for marketing and advisory services under this plan. As of November 30, 2005, there were 8,750,000 options remaining under this plan. All other registered shares under this plan were issued in periods prior to the fiscal year ending November 30, 2005. There were no options issued to officers, directors or employees during the year ended November 30, 2005.

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

During the year ended November 30, 2006, the Company registered an additional 150,000,000 shares of common stock under this plan. During the same fiscal year, 125,526,640 options were exercised under this plan at an average price of $0.04 per share for $5,702,084 of consulting and advisory services. These options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore, the Company has deemed that no additional value should be assigned to the options. As of November 30, 2006, there were 33,223,360 options available to be issued under this plan.

During the three month period ending February 28, 2007, the Company registered an additional 60,000,000 shares of common stock under this plan. During this same three month period, 75,490,317 options were exercised under this plan at an average price of $0.029 per share for $2,177,934 of consulting and advisory services. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company deemed that no additional value should be assigned to the options. As of February 28, 2007, there were 17,733,043 options available to be issued under the plan.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

The following is a summary of stock option activity:

	Number of Shares
	Under the Option	Weighted Average
	Plan	Exercise Price

Outstanding December 1, 2005	-	-
Granted	125,526,640	$0.04
Exercised or expired	(125,526,640)	(0.04)
Outstanding November 30, 2005	-	$-
Weighted average fair value of
options granted during the
period ended November 30, 2005		$-

Outstanding December 1, 2006	-	$-
Granted	75,490,317	0.029
Exercised or expired	(75,490,317)	(0.029)
Outstanding February 28, 2007	-	$-
Weighted average fair value of
options granted during the
period ended February 28, 2007		$-

Warrants

The fair value of common stock and warrants issued in the three months ending February 28, 2007 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, expected life is .5 to 3 years, and there is no dividend yield.

During the three months ended February 28, 2007, warrants were issued pursuant to an agreement with an officer to acquire 1,400,000 shares of common stock at no exercise price. The minimum holding period for these warrants is six months from the grant date, the minimum holding period of another 500,000 shares is one year from the grant date, and the minimum holding period of the final 400,000 shares is one and one-half years from the grant date. The maturity of these warrants is five years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $36,400

During the three months ended February 28, 2007, warrants were issued pursuant to an agreement with an officer and director to acquire 100,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $2,600,000.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

During the three months ended February 28, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 100,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $2,600,000.

During the three months ended February 28, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 20,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $520,000.

During the three months ended February 28, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 5,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $130,000.

During the three months ended February 28, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 500,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $13,000.

The fair value of common stock and warrants issued in the fiscal year ending November 30, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, expected life is .5 to 3 years, and there is no dividend yield.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Accordingly, the fair value of all warrants issued by the Company during the year ended November 30, 2006 was $765,386, while the fair value of all warrants exercised during the year was $376,548. As a result, warrants with a fair value of $388,838 were outstanding as of November 30, 2006.

Summarized information about stock warrants outstanding and exercisable at February 28, 2007 and the fiscal year ended November 30, 2006 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2006:
Issued	33,625,000.69		$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	.50	$0.030
Total warrants outstanding at November 30, 2006	13,625,000.60		$0.037
Total unexercised warrants at November 30, 2005	13,625,000.60		$0.037
During the three months ended February 28, 2007:
Issued	226,900,000	4.83	$0.026
Cancelled	-	-	-
Exercised	-	-	-
Total warrants outstanding at February 28, 2007	240,525,000	4.55	$0.027
Total unexercised warrants at February 28, 2007	240,525,000	4.55	$0.027

NOTE 6 - COMMON STOCK

In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock, and again on December 8, 2006, the board elected to increase the authorized capital from 500,000,000 shares to 900,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three months ended February 28, 2007, 52,938,271 shares of common stock were issued at an average price of $0.018 per share in a private placement for $935,605 in cash; 50,000 shares of common stock were issued to one of the Company’s officers and directors for consulting services at an average price of $0.04 per share for $2,000; 400,000 shares of common stock were issued for discount fees related to a convertible debenture at an average price of $0.03 per share for $12,000; 75,490,317 shares of common stock were issued for stock options at an average price of $0.029 per share for consulting services with a fair value of $2,177,934; and 600,000 shares of common stock were issued at an average price of $0.04 per share for consulting services with a fair value of $24,000.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

During the year ended November 30, 2006, contributed capital was recorded in the amount of $88,838, which resulted from warrants issued pursuant various consulting agreements. During the year ended November 30, 2006, contributed capital was also recorded in the amount of $676,548, which resulted from warrants issued to an officer and director of the Company. During the year ended November 30, 2006, contributed capital was reduced in the amount of $300,000, which resulted from the exercise of previously outstanding warrants by an officer and director of the Company (See Note 5).

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Cornell Capital Partners, LLP
The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6). The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of February 28, 2007, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of February 28, 2007, the Company is in a lawsuit with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. This legal dispute has not been resolved. Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered. Management has decided to fully resolve its legal dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements. Management expects that the outcome of this lawsuit will be that the Company will be obligated to Cornell for a maximum amount of $244,579 which has been accrued by the Company, and that Cornell will be required to provide a complete accounting of its stock conversions, as well as return any shares converted in excess of the number of shares escrowed. Accordingly, an obligation in the amount of $244,579 is reflected in the Company’s balance sheet. As of February 28, 2007, this obligation is in default. Payment of this obligation is being withheld pending the outcome of the lawsuit with Cornell.

Acquisition of Building
During the quarter ended February 28, 2007, the Company entered into a lease agreement with the former sole shareholder of KSI Machine & Engineering, Inc. for the building that KSI uses for its operations. This lease agreement requires AmeriChip to purchase this building from the former sole shareholder of KSI for $3,500,000 prior to the expiration of the five year lease on February 15, 2012 (See Note 3).

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

KSI Machine & Engineering, Inc. 401(k) Profit Sharing Plan
Prior to the acquisition of KSI’s common stock by the Company, KSI maintained a 401(k) profit sharing plan for the benefit of its employees. This plan provides that elective contributions can be made by KSI’s eligible employees as defined in the plan document. The plan also provides that no matching contributions be made by the Company. As a result of its acquisition of KSI, AmeriChip assumed all of the obligations of this plan as well as the responsibility for the administration of this plan. As of February 28, 2007, AmeriChip management is in the process of evaluating the establishment of a similar plan for all of its employees, including employees of the various subsidiaries included in these consolidated financial statements. This is being done in order to eliminate the possibility of discriminating against employees that would result if AmeriChip offered the plan to employees of its KSI subsidiary, but not did not offer the same plan to its other employees.

NOTE 8 - TECHNOLOGY RIGHTS AND PATENTS

In the year ended November 30, 2003, the Company acquired rights to the patents held by AmeriChip Ventures, Inc., a wholly owned subsidiary of AmeriChip International Inc. These patents are for a process known as Laser Assisted Chip Control technology (“LACC”) which can be used in manufacturing.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Technology licenses and patents are stated at cost. Amortization is provided using the straight-line method over the remaining estimated useful lives of the assets, which is ten years.

The following is a summary of technology licenses and patents and accumulated amortization:

	February 28, 2007	November 30, 2006
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(26,819)	(25,767)
	$15,250	$16,302

Amortization expense was $1,052 in the three months ended February 28, 2007 and $4,207 in the year ended November 30, 2006.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $85,086 as of February 28, 2007 and November 30, 2006, respectively. These advances are not interest bearing and are payable upon demand.

In addition, as of February 28, 2007, the Company was obligated to one shareholder in the principal amount of $490,000, plus accrued interest in the amount of $198,748, related to a cancelable licensing agreement that the Company entered into in January, 2003 with this shareholder. This licensing agreement was for the patented laser assisted chip technology, which required aggregate payments to this shareholder in the amount of $1,000,000, payable in monthly installments of $10,000. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater.

See Note 10 regarding long-term debt due to a related entity, Note 6 regarding common stock issued to officers and directors, and Note 5 regarding warrants issued to officers and directors.

NOTE 10 - LONG -TERM DEBT

AmeriChip Tool and Abrasives, LLC
In August 2004, the Company through its wholly owned subsidiary, AmeriChip Tool & Abrasives LLC, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter “NASCO”), a Michigan corporation. NASCO is considered to be a related party because its president is also the president of the AmeriChip International Inc.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

Payments of principal and interest are due on this note as follows for the next five years:

2007	$16,578
2008	$29,004
2009	$29,004
2010	$29,004
2011	$29,004

The balance of the note at February 28, 2007 was as follows:

Related party note	$204,478
Less: Current portion	(22,201)
Long-term portion	$182,277

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. No amortization has been charged to expense as of February 28, 2007 and November 30, 2006, respectively.

Note Payable - KSI Seller
On February 15, 2007, the Corporation acquired 100% of the outstanding common stock of KSI Machine & Engineering, Inc. (See Note 3). Pursuant the terms of the stock purchase agreement, the Corporation is obligated to the former sole shareholder of KSI in the amount of $2,638,043, subject to certain adjustments based upon a post closing due diligence review conducted by Company management.

Terms of the 2 year promissory note includes a 7% interest rate per annum, with minimum payments of $50,000 being required on a monthly basis, inclusive of interest, beginning March 15, 2007. Additional payments may be required, depending upon the closing price of the Company’s common stock in excess of certain minimum levels. (See Note 3).

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Payments of principal and interest are due on this note as follows for the next five years:

2007	$450,000
2008	$600,000
2009	$1,899,186

The balance of the note at February 28, 2007 was as follows:

Note payable - other	$2,638,043
Less: Current portion	(428,925)
Long-term portion	$2,209,118

Note Payable - Bank
On February 15, 2007, Excellence 3, Inc., a subsidiary of KSI Machine & Engineering, Inc. acquired a majority of the fixed assets of KSI, subsequent to the acquisition of KSI’s common stock by AmeriChip. (See Note 3). In order to finance this equipment acquisition, the Corporation is obligated to two local area banks as of February 28, 2007.

Terms of one 7 year promissory note in the amount of $1,600,000 includes a 9.68% interest rate per annum, with payments in the amount of $26,298 being made on a monthly basis, inclusive of interest, beginning March 15, 2007.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$242,983
2008	$315,577
2009	$315,577
2010	$315,577
2011	$315,577

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Terms of a 5 month promissory note in the amount of $1,280,000 includes a 9.68% interest rate per annum, with interest only payments being made on a monthly basis, beginning March 15, 2007.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$51,627

Convertible Debenture
During the three months ended February 28, 2007, the Corporation entered into a convertible debenture agreement with an unrelated investor in the amount of $100,000. This obligation is due December 7, 2007. The principal amount due to the holder of this obligation is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share. The debenture is convertible, at the holder’s option, any time prior to the maturity date of this obligation. At the inception of this obligation, the Corporation issued 400,000 shares of its common stock as a loan discount fee related to the obligation. This common stock was issued at a fair market value of $0.03 per share, resulting in a loan discount fee in the amount of $12,000. This discount is being amortized over the 1 year term of this obligation. During the three months ended February 28, 2007, amortization in the amount of $2,000 was reflected as an expense on the Company’s financial statements. As of February 28, 2007, the principal amount of the obligation is shown net of the unamortized portion of the loan discount fee. As a result, the Company’s balance sheet reflects $90,000 due on this obligation.

Terms of a 1 year promissory note in the amount of $100,000 includes an 18% interest rate per annum, with interest only payments being made on a monthly basis, beginning January 7, 2007.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$-
2008	$100,000

NOTE 11 - SUBSEQUENT EVENTS

On March 28, 2007, the Corporation registered an additional 60,000,000 shares under its 2003 Non-Qualified Incentive Stock Option Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-QSB for the three months ended February 28, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003 were consummated pursuant to which we, AVI, and AVI shareholders agreed to effect a reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of AVI’s common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, the former Chairman of our Board of Directors, Marc Walther, our Chief Executive Officer, and Ed Rutkowski, a member of our Board of Directors. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

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

AmeriChip Tool and Abrasives, LLC

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

Excellence 3, Inc.

In conjunction with the KSI acquisition, ownership Excellence 3, Inc, a fully owned subsidiary of AmeriChip International, Inc., was assigned to KSI, another fully owned subsidiary of AmeriChip International, Inc. Immediately subsequent to the acquisition of KSI, Excellence 3, Inc. acquired all of the fixed assets of KSI in the amount of $3,200,000. $1,600,000 of the funding for this acquisition was provided by Peoples State Bank, a local area banking institution. $1,280,000 of the funding for this acquisition was provided by the United States Small Business Administration (SBA). These funds are scheduled to be provided within six months of the closing date. Peoples State Bank agreed to provide temporary funding for this six month period. In addition to the funding previously described, AmeriChip International, Inc. provided the remaining $320,000 in order to complete the acquisition of fixed assets.

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

General Motors

On April 25, 2006 the Company received its official supplier status from General Motors. On June 28, 2006 the Company received its first two purchase orders for a large volume transmission component. Revenues realized from these purchases orders will be disclosed in the period ending February 28, 2007. The Company is waiting for delivery of special chucks and gages for completion of preproduction quality verifications. The chucks were significantly delayed due to an error in the supplier blue prints. These corrections have been made and pre production product has been delivered under customers’ instructions for validation prior to production. The company has billed for parts and special chucks.

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

The Ford Motor Company

On August 29, 2006, the Company announced that it had received a purchase order from The Ford Motor Company for application of the Company’s Laser Assisted Chip Control technology for the manufacturing of transmission drum assembly components. Special laser head is on order and processing will begin when delivery is made from supplier. Due to the long delivery on the transmission assembly components, Ford shifted the research dollars over to transmission shafts. We have lasered and delivered the shafts and have billed accordingly. Since then we have now received all of the transmission assembly components and still await delivery of the special head which will be delivered in 30 days.

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

License Agreement For Patented Metal Polishing Technology

The Company entered into a licensing agreement with its President and Chief Operating Officer for the use of his patented metal polishing technology. The Company believes that this patent will significantly increase its sales potential by expanding its product line and revenue producing ability. The license agreement allows the Company to have exclusive use of the patented technology, except for prior arrangements by the Chief Executive Officer with Ford, Visteon and Global Technologies.

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

The Chief Executive Officer of the Company will receive a royalty on any revenues generated by the Company and its subsidiaries through license opportunities and implementation of the process. As of the date of this filing, no revenue has been generated by the Company as a result of this process and no royalties have been paid by the Company.

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
COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2006 TO THREE MONTHS ENDED FEBRUARY 28, 2007.

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

Revenues and Sales. Revenues for the three months ended February 28, 2007 increased from $48,139 for the three months ended February 28, 2006 to $180,435. Gross profit for the three months February 28, 2007 increased from $21,343 for the three months ended February 28, 2006 to $126,909. The increases were primarily from the sales of product less $55,526 in cost of sales. The increased gross margin for the three months ending February 28, 2007 is due to the operating results provided by KSI Machine & Engineering, Inc., a subsidiary of AmeriChip, for the period of February 15, 2007 through February 28, 2007. The gross margins historically reflected in KSI’s financial statements are substantially larger than the gross margins historically generated by AmeriChip International, Inc.

Operating Expenses Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense increased from $3,491,635 for the three months ended February 28, 2006 to $8,206,896 for the three months ending February 28,2007, an increase of $4,715,261. This increase is due to an increase in director fees as a result of the issuance of restricted common stock to each of the Company’s directors in the amount of $5,850,000. This is partially reduced by a decrease in license expense for the three months ended February 28, 2007, resulting from the conversion of the unpaid license fees owed to two officers during the three months ending February 28, 2006.

Net Loss.    Net loss increased from a net loss of ($3,475,479) for the three months ended February 28, 2006 to a net loss of ($8,133,780) for the three months ended February 28, 2007, primarily due to the larger operating expenses during the three months ending February 28, 2006, as described previously.

PLAN OF OPERATION

While we are in the process of finalizing our relationship with KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated statement of operations of AmeriChip annual revenues of approximately $2,500,000 based on revenues generated in 2006, as well as additional revenues currently being generated within the KSI subsidiary by AmeriChip management personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2006 had an accumulated deficit of ($21,502,069) and for the quarter ended February 28, 2007, we had an accumulated deficit of ($29,638,849) For the year ended November 30, 2006, we sustained a net loss of ($10,986,583) and for the three months ended February 28, 2007 , we had a net loss of ($8,133,780).

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended February 28, 2007, there were no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended February 28, 2007 .

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended February 28, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended February 28, 2007.

Item 5. Other Information

KSI Machine & Engineering Inc.

The financial statements required by Item 9(a) on Form 8-K will be filed by amendment on Form 8-K/A within the period permitted by Item 9(a)(4) of Form 8-K.

The pro forma financial information required by Item 7(b) is filed herewith and can be seen at Exhibit 99.1.

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

Item 6. Exhibits

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Un-audited Pro Forma Combined Financial Statements of AmeriChip International, Inc. and KSI Machine & Engineering, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2007	By:	/s/ Marc Walther
Marc Walther, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz
Thomas P Schwanitz, Principal Financial and Accounting Officer