Form 10QSB
period 2007-05-31
AMERICHIP INTERNATIONAL INC
filed 2007-07-16
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING MAY 31, 2007

AMERICHIP INTERNATIONAL INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-33127 (Commission File Number)	98-0339467 (I.R.S. Employer Identification)

24700 Capital , Clinton Township MI	48036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (586-783-4598)

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

As of July 16, 2007, 938,383,750 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	May 31	November 30,
	2007	2006
	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$4,375	$1,716
Accounts receivable - trade	484,777	27,015
Prepaid expenses	405,130	31,898
Inventory	204,495	212,517
TOTAL CURRENT ASSETS	1,098,777	273,146

FIXED ASSETS
Leasehold improvements	416,791	-
Furniture & fixtures	96,274	18,252
Machinery & equipment	3,761,863	622,472
Less accumulated depreciation	(367,174)	(89,928)
TOTAL FIXED ASSETS	3,907,754	550,796

OTHER ASSETS
Deposits	3,200	203,200
Technology rights and patents, net of amortization	14,198	16,302
Goodwill	2,577,673	-
TOTAL OTHER ASSETS	2,595,071	219,502

TOTAL ASSETS	$7,601,602	$1,043,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$74,192	$15
Accounts payable and accrued expenses	939,836	1,022,250
Related party payable	605,086	545,086
Related party notes payable, current portion	22,461	20,203
Notes payable - bank, current portion	1,442,077	-
Notes payable - other, current portion	446,414	-
Convertible debentures, net of discounts	337,579	244,579
Accrued interest - related party	211,248	186,248
Accrued interest - other	59,798	43,742
Deposits - private placements	362,542	388,838
TOTAL CURRENT LIABILITIES	4,501,233	2,450,961

LONG - TERM LIABILITIES
Related party notes payable, net of current portion	174,703	187,901
Notes payable - bank, net of current portion	1,410,165	-
Notes payable - other, net of current portion	2,300,791	-
TOTAL LONG - TERM LIABILITIES	3,885,659	187,901

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
909,572,728 and 458,767,265 shares issued and outstanding, resepectively	909,573	458,767
Additional paid-in capital	29,675,133	19,444,471
Accumulated deficit	(31,373,409)	(21,502,069)
TOTAL STOCKHOLDERS' DEFICIT	(788,703)	(1,598,831)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$7,601,602	$1,043,444

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$628,198	$33,611	$808,633	$81,750

COST OF SALES	246,859	27,611	300,385	54,407

Gross Profit	381,339	6,000	508,248	27,343

EXPENSES
Administrative service	283,340	119,972	500,507	235,508
Director fees	-	-	5,850,000	-
Consulting expense	1,331,156	3,388,877	3,088,153	5,235,390
Depreciation and amortization	112,496	17,775	161,415	29,347
Legal and accounting	71,989	16,852	286,734	65,489
License expense	30,000	30,000	60,000	1,380,000
Office expense	22,400	11,558	44,926	17,528
Wages - officers and directors	36,000	67,192	36,000	120,210
Wages - other	29,645	51,647	93,187	112,036
Total Expenses	1,917,026	3,703,873	10,120,922	7,195,508

LOSS FROM OPERATIONS	(1,535,687)	(3,697,873)	(9,612,674)	(7,168,165)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	-	43,904
Financing expense	(4,665)	(26,250)	(6,665)	(52,500)
Interest	(200,208)	(15,825)	(252,001)	(38,666)
Total Other Income (Expense)	(204,873)	(42,075)	(258,666)	(47,262)

LOSS BEFORE TAXES	(1,740,560)	(3,739,948)	(9,871,340)	(7,215,427)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,740,560)	$(3,739,948)	$(9,871,340)	$(7,215,427)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	493,641,012	354,809,773	508,282,039	314,849,506

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW

	Six Months Ended May 31, 2007	Six Months Ended May 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(9,871,340)	$(7,215,427)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Forgiveness of debt	-	(43,904)
Depreciation and amortization	161,415	31,451
Amortization of finance charges	5,000	52,500
License expense	60,000	1,380,000
Warrants issued for services	5,919,400	388,838
Common stock options issued for consulting services	2,871,870	3,633,031
Common stock issued for consulting services	156,000	1,075,375
Changes in assets and liabilities:
Accounts receivable - trade	(74,620)	(621)
Prepaid expenses	128,047	4,409
Inventories	8,022	(985)
Bank overdraft	74,177	(3,966)
Accounts payable and accrued liabilities	(245,273)	25,947
Accrued interest payable	11,068	31,970
Deposits - private placement	362,542	-
Net cash used by operating activities	(433,692)	(641,382)

Cash Flows from Investing Activities:
Acquisition of fixed assets	(32,820)	-
Payments made for acquisition of subsidiary	(150,000)	-
Cash received from acquisition of subsidiary	19,787	-
Net cash used by investing activities	(163,033)	-

Cash Flows from Financing Activities:
Payments made to refinance equipment of acquired subsidiary	(320,000)	-
Payments on related party payable	-	(6,287)
Payments made on related party notes payable	(10,940)	(14,004)
Payments made on notes payable - bank	(27,758)	-
Payments made on notes payable - other	(44,838)	-
Proceeds received on convertible debentures	100,000	-
Proceeds from the issuance of common stock	902,920	669,407
Net cash provided by financing activities	599,384	649,116

Net increase in cash	2,659	7,734

Cash, beginning of period	1,716	218

Cash, end of period	$4,375	$7,952

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW

	Six Months Ended May 31, 2007	Six Months Ended May 31, 2007
	(Unaudited)	(Unaudited)

Supplemental Information:
Interest paid	$240,933	$5,333
Taxes paid	$-	$-

Supplemental Non-Cash Activities:

Common stock for exercise of options for consulting services	$-	$3,633,031
Common stock issued for consulting services	$430,440	$1,075,375
Common stock issued for deposits for consulting services	$-	$325,386
Common stock issued for private placement deposits received
in prior year	$388,838	$-
Common stock issued for license expense, related party
payable and accrued interest	$-	$2,040,000
Contribution of capital - related party	$-	$244,584
Warrants issued for services	$-	$388,838
Common stock issued for discount on convertible debentures	$12,000	$-
Conversion of accounts payable to notes payable	$154,000	$-

Assets and liabilities received for acquisition of subsidiary:
Accounts receivable - trade	$(383,142)	$-
Prepaid expenses	$(70,839)	$-
Fixed assets	$(3,477,136)	$-
Deposits	$200,000	$-
Goodwill	$(2,577,673)	$-
Note payable - bank	$(3,204,292)	$-
Note payable - other	$2,638,043	$-
Accounts payable and accrued expenses	$316,859	$-
Accrued interest - other	$19,383	$-

Exchange of liabilities for refinancing equipment of acquired subsidiaries:
Note payable - bank	$3,204,292	$-
Note payable - bank	$2,880,000	$-
Accrued interest - other	$4,292	$-

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

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

During the six months ending May 31, 2007, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Operating results for the six-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At May 31, 2007, the Company had an accumulated deficit of $31,373,409. For the six months ended May 31, 2007, the Company sustained a net loss of $9,871,340. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

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

NOTE 3 – ACQUISITION OF SUBSIDIARY

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

The following is a list of assets acquired and liabilities assumed as a result of AmeriChip’s acquisition of 100% of KSI’s common stock, along with an allocation of the purchase price among the assets acquired and liabilities assumed:

Cash	$19,787
Accounts receivable – trade	383,142
Prepaid expenses	70,839
Fixed assets	3,477,136
Goodwill	2,577,673
Note payable – bank	(3,204,292)
Accounts payable and accrued expenses	(316,859)
Accrued interest	(19,383)
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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

entire unpaid balance is due. As of the date of this report, none of the minimum closing price levels have been achieved.

The final purchase price may be increased or decreased, depending upon the results of the Company’s post closing due diligence analysis related to the value of the assets and liabilities of KSI as of the acquisition date. In addition, the seller has an option to engage his own professionals to either agree or disagree with the Company’s due diligence findings within a period of 30 days after AmeriChip’s due diligence analysis is complete. As of the balance sheet date, management’s due diligence process has been completed, but the Company has received a written list of objections regarding certain proposed adjustments arising from the due diligence process from the attorney for the seller. Management is currently in negotiations with the seller in order to resolve the disputed adjustments.

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

Terms of the short-term bank obligation amounting to $1,280,000 require interest only payments, accruing at a rate of 9.68% per annum, for the period of March 15, 2007 through July 15, 2007. During this period of time, the SBA is obligated to sell bonds through a local area taxing authority in order to provide the permanent financing related to this portion of the loan. Management expects the SBA portion of the financing will be provided no later than July 15,

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

2007. Terms of the SBA portion of the financing will require payments over a ten year period, with interest accruing at a rate dependent upon the rate at which the supporting bonds are sold at. In addition, upon permanent funding by the SBA, finance charges of approximately $37,000 will be due to the SBA. These finance charges will be added to the obligation due to the SBA, resulting in a total obligation due in the amount of $1,317,000 upon funding by the SBA. (See Note 10).

In addition the terms previously described, KSI entered into a lease agreement with the former owner of KSI related to the building utilized by KSI. As a result of this agreement, monthly payments in the amount of $28,000 are due on a monthly basis over a 5 year period. In conjunction with this agreement, AmeriChip International, Inc. entered into a sublease agreement with its KSI subsidiary for the portion of the building facility deemed to be used by AmeriChip administrative personnel. This sublease agreement requires monthly payments in the amount of $3,500 by AmeriChip to KSI over a five year period. Due to the consolidated nature of these financial statements, the sublease payments between AmeriChip International, Inc. and KSI have been eliminated. The primary lease agreement requires AmeriChip International, Inc. to acquire the leased building for $3,500,000 on or before the expiration of the lease agreement.

In conjunction with its acquisition of the fixed assets of KSI, Excellence 3, Inc. entered into a lease agreement with KSI, whereby KSI agreed to lease the fixed assets from Excellence 3, Inc. Monthly equipment lease payments in the amount of $42,000 are required to be paid by KSI to Excellence 3, Inc. beginning March 1, 2007. Due to the consolidated nature of these financial statements, the lease payments between KSI and Excellence 3, Inc. have been eliminated.

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

The consolidated financial statements of the Company for the six months ending May 31, 2007 includes the results of operations related to KSI for the period of February 15, 2007 (date of acquisition) through May 31, 2007.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories, consisting of products available for sale, are recorded using the weighted average method. As of May 31, 2007, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC amounted to $204,495, consisting of grinding and abrasive products.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

The following is a summary of property and equipment at May 31, 2007:

Leasehold improvements	$416,791
Furniture and fixtures	96,274
Plant assets	3,761,863
4,274,928
Less accumulated depreciation	(367,174)
$3,907,754

The Company recognized $159,312 and $29,347 in depreciation expense for the six months ended May 31, 2007 and 2006. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.  The Company begins depreciating an asset when it has been placed in service.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

Goodwill
As of May 31, 2007, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. (See Note 3). In accordance with SFAS No. 141, the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill exists as of May 31, 2007. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock that created the goodwill are discussed in Note 3. These benefits still exist as of May 31, 2007. Impairment will again be evaluated at the end of the Company’s fiscal year.

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

At May 31, 2007 and November 30, 2006, the Company had deferred tax assets of approximately $10,600,000 and $7,200,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at May 31, 2007 and November 30, 2006.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

The significant components of the deferred tax assets at February 28, 2007 and November 30, 2006 were as follows:

	February 28, 2007	November 30, 2006
Net operating loss carryforward	$31,373,000	$21,502,000

Warrants issued:	$88,000	$465,400

Deferred tax asset	$10,600,000	$7,200,000
Deferred tax asset valuation allowance	$(10,600,000)	$(7,200,000)

At May 31, 2007 and November 30, 2006, the Company has net operating loss carryforwards of approximately $31,373,000 and $21,502,000, respectively, which expire in the years 2021 through 2027. The Company recognized $88,000 and $465,400 of losses from issuance of warrants for services as of May 31, 2007 and November 30, 2006, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from November 30, 2006 to May 31, 2007 was $3,400,000.

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

NOTE 5 – STOCK OPTIONS AND WARRANTS

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

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

During the six month period ending May 31, 2007, the Company registered an additional 120,000,000 shares of common stock under this plan. During this same three month period, 130,029,576 options were exercised under this plan at an average price of $0.025 per share for $3,282,310 of consulting and advisory services. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company deemed that no additional value should be assigned to the options. As of May 31, 2007, there were 23,193,784 options available to be issued under the plan.

The following is a summary of stock option activity:

	Number of Shares
	Under the Option	Weighted Average
	Plan	Exercise Price

Outstanding December 1, 2005	-	-
Granted	125,526,640	$0.04
Exercised or expired	(125,526,640)	(0.04)
Outstanding November 30, 2005	-	$-
Weighted average fair value of
options granted during the
period ended November 30, 2005		$-

Outstanding December 1, 2006	-	$-
Granted	130,029,576	0.025
Exercised or expired	(130,029,576)	(0.025)
Outstanding May 31, 2007	-	$-
Weighted average fair value of
options granted during the
period ended May 31, 2007		$-

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

Warrants

The fair value of common stock and warrants issued in the six months ending May 31, 2007 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, expected life is .5 to 3 years, and there is no dividend yield.

During the six months ended May 31, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 1,600,000 shares of common stock at no exercise price. The minimum holding period for 500,000 shares is six months from the grant date, the minimum holding period of another 500,000 shares is one year from the grant date, and the minimum holding period of the final 600,000 shares is one and one-half years from the grant date. The maturity of these warrants is five years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $36,400. During the six months ended May 31, 2007, these warrants were exercised at a price of  $0.02 per share, for a total exercise price of $32,000.

During the six months ended May 31, 2007, warrants were issued pursuant to an agreement with an officer and director to acquire 100,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $2,600,000. During the six months ended May 31, 2007, these warrants were exercised at a price of  $0.02 per share, for a total exercise price of $2,000,000.

During the six months ended May 31, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 100,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $2,600,000. During the six months ended May 31, 2007, these warrants were exercised at a price of $0.02 per share, for a total exercise price of $2,000,000.

During the six months ended May 31, warrants were issued pursuant to an agreement with another officer and director to acquire 20,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $520,000. During the six months ended May 31, 2007, these warrants were exercised at a price of $0.02 per share, for a total exercise price of $400,000. In addition to exercising the aforementioned warrants, this same officer and director also exercised warrants for 10,000,000 shares of common stock which were issued during the fiscal year ended November 30, 2007. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $200,000.

During the six months ended May 31, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 5,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $130,000. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $100,000.

During the six months ended May 31, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 500,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $13,000. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $10,000.

During the six months ended May 31, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 1,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.02 per share. As a result, the fair value of these warrants on the date of grant was determined to be $20,000. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $20,000.

Accordingly, the fair value of all warrants issued by the Company during the six months ended May 31, 2007 was $5,919,400, while the fair value of all warrants exercised during the year was $4,762,000. The fair value as of the issue date of the warrants exercized during the six months ended May 31, 2007 was 6,219,400. As a result, warrants with a fair value of $88,838 were outstanding as of November 30, 2006.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

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

Summarized information about stock warrants outstanding and exercisable at May 31, 2007 and the fiscal year ended November 30, 2006 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2006:
Issued	33,625,000	.69	$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	.50	$0.030
Total warrants outstanding at November 30, 2006	13,625,000	.60	$0.037
Total unexercised warrants at November 30, 2006	13,625,000	.60	$0.037
During the six months ended May 31, 2007:
Issued	228,100,000	4.99	$0.026
Cancelled	-	-	-
Exercised	(238,100,000)	(4.42)	$0.026
Total warrants outstanding at May 31, 2007	3,625,000	.65	$0.063
Total unexercised warrants at May 31, 2007	3,625,000	.65	$0.063

NOTE 6 – COMMON STOCK

In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock, and again on December 8, 2006, the board elected to increase the authorized capital from 500,000,000 shares to 900,000,000 shares. On April 25, 2007, the Company’s Board of Directors again elected to increase the authorized capital of the Company from 900,000,000 shares to 1,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

During the six months ended May 31, 2007, 74,625,887 shares of common stock were issued at an average price of $0.017 per share in a private placement for $1,291,758 in cash; 50,000 shares of common stock were issued to one of the Company’s officers and directors for consulting services at an average price of $0.04 per share for $2,000; 400,000 shares of common stock were issued for discount fees related to a convertible debenture at an average price of $0.03 per share for $12,000; 130,029,576 shares of common stock were issued for stock options at an average price of  $0.025 per share for  consulting services with a fair value of $3,282,310; and 7,600,000 shares of common stock were issued at an average price of $0.023 per share for consulting services with a fair value of $174,000.

During the six months ended May 31, 2007, contributed capital was recorded in the amount of $5,919,400, which resulted from warrants issued pursuant various consulting agreements and for director fees.

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Cornell Capital Partners, LLP
The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital. (See Note 6). The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of May 31, 2007, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of May 31, 2007, the Company is in a lawsuit with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. This legal dispute has not been resolved.  Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered.  Management has decided to fully resolve its legal dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements. Management expects that the outcome of this lawsuit will be that the Company will be obligated to Cornell for a maximum amount of $244,579 which has been accrued by the Company, and that Cornell will be required to provide a complete accounting of its stock conversions, as well as return any shares converted in excess of the number of shares escrowed. Accordingly, an obligation in the amount of $244,579 is reflected in the Company’s balance sheet. As of May 31, 2007, this obligation is in default. Payment of this obligation is being withheld pending the outcome of the lawsuit with Cornell.

Acquisition of Building
During the six months ended May 31, 2007, the Company entered into a lease agreement with the former sole shareholder of KSI Machine & Engineering, Inc. for the building that KSI uses for its operations. This lease agreement requires AmeriChip to purchase this building from the former sole shareholder of KSI for $3,500,000 prior to the expiration of the five year lease on February 15, 2012 (See Note 3).

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

KSI Machine & Engineering, Inc. 401(k) Profit Sharing Plan
Prior to the acquisition of KSI’s common stock by the Company, KSI maintained a 401(k) profit sharing plan for the benefit of its employees. This plan provides that elective contributions can be made by KSI’s eligible employees as defined in the plan document. The plan also provides that no matching contributions be made by the Company. As a result of its acquisition of KSI, AmeriChip assumed all of the obligations of this plan as well as the responsibility for the administration of this plan.  As of May 31, 2007, AmeriChip management is in the process of evaluating the establishment of a similar plan for all of its employees, including employees of the

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

various subsidiaries included in these consolidated financial statements. This is being done in order to eliminate the possibility of discriminating against employees that would result if AmeriChip offered the plan to employees of its KSI subsidiary, but did not offer the same plan to its other employees.

NOTE 8 – TECHNOLOGY RIGHTS AND PATENTS

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

The following is a summary of technology licenses and patents and accumulated amortization:

	May 31, 2007	November 30, 2006
Technology licenses and patents	$42,069	$42,069
Less accumulated amortization	(28,871)	(25,767)
	$14,198	$16,302

Amortization expense was $2,104 in the six months ended May 31, 2007 and $4,207 in the year ended November 30, 2006.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has a related party payable for advances from a shareholder totaling $85,086 as of May 31, 2007 and November 30, 2006, respectively. These advances are not interest bearing and are payable upon demand.

In addition, as of May 31, 2007, the Company was obligated to one shareholder in the principal amount of $520,000, plus accrued interest in the amount of $211,247, related to a cancelable licensing agreement that the Company entered into in January, 2003 with this shareholder. This licensing agreement was for the patented laser assisted chip technology, which required aggregate payments to this shareholder in the amount of $1,000,000, payable in monthly installments of $10,000. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater.

See Note 10 regarding long-term debt due to a related entity, Note 6 regarding common stock issued to officers and directors, and Note 5 regarding warrants issued to officers and directors.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

NOTE 10 – LONG -TERM DEBT

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

Payments of principal and interest are due on this note as follows for the next five years:

2007	$14,502
2008	$29,004
2009	$29,004
2010	$29,004
2011	$29,004

The balance of the note at May 31, 2007 was as follows:

Related party note	$197,164
Less: Current portion	(22,461)
Long-term portion	$174,703

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. No amortization has been charged to expense as of May 31, 2007 and November 30, 2006, respectively.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

Note Payable – KSI Seller

On February 15, 2007, the Corporation acquired 100% of the outstanding common stock of KSI Machine & Engineering, Inc. (See Note 3). Pursuant the terms of the stock purchase agreement, the Corporation is obligated to the former sole shareholder of KSI in the amount of $2,638,043, subject to certain adjustments based upon a post closing due diligence review conducted by Company management.

Terms of the 2 year promissory note includes a 7% interest rate per annum, with minimum payments of $50,000 being required on a monthly basis, inclusive of interest, beginning March 15, 2007. Additional payments may be required, depending upon the closing price of the Company’s common stock in excess of certain minimum levels. (See Note 3). As of May 31, 2007, the Corporation was in default under this obligation due to paying the required monthly payments after their due date. In accordance with the terms of this promissory note, interest is being amortized by utilizing the default interest rate of 9% per annum.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$300,000
2008	$600,000
2009	$1,899,186

The balance of the note at May 31, 2007 was as follows:

Note payable - other	$2,594,167
Less: Current portion	(366,525)
Long-term portion	$2,227,642

Note Payable – Vendors
As of May 31, 2007, the Corporation entered into loan agreements with four of its vendors, whereby the Corporation is obligated to repay the amounts to these vendors that are included in trade accounts payable over an extended period of time. These obligations bear no interest and are repayable over various periods of time.

The balance of these notes at May 31, 2007 was as follows:

Note payable - other	$153,037
Less: Current portion	(79,888)
Long-term portion	$73,149

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

Note Payable – Bank
On February 15, 2007, Excellence 3, Inc., a subsidiary of KSI Machine & Engineering, Inc. acquired a majority of the fixed assets of KSI, subsequent to the acquisition of KSI’s common stock by AmeriChip. (See Note 3). In order to finance this equipment acquisition, the Corporation is obligated to two local area banks as of May 31, 2007.

Terms of one 7 year promissory note in the amount of $1,600,000 includes a 9.68% interest rate per annum, with payments in the amount of $26,298 being made on a monthly basis, inclusive of interest, beginning March 15, 2007.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$157,788
2008	$315,577
2009	$315,577
2010	$315,577
2011	$315,577

Terms of a 5 month promissory note in the amount of $1,280,000 includes a 9.68% interest rate per annum, with interest only payments being made on a monthly basis, beginning March 15, 2007.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$10,325

Convertible Debenture
During the six months ended May 31, 2007, the Corporation entered into a convertible debenture agreement with an unrelated investor in the amount of $100,000. This obligation is due December 7, 2007. The principal amount due to the holder of this obligation is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share. The debenture is convertible, at the holder’s option, any time prior to the maturity date of this obligation. At the inception of this obligation, the Corporation issued 400,000 shares of its common stock as a loan discount fee related to the obligation. This common stock was issued at a fair market value of $0.03 per share, resulting in a loan discount fee in the amount of $12,000. This discount is being amortized over the 1 year term of this obligation. During the six months ended May 31, 2007, amortization in the amount of $5,000 was reflected as an expense on the Company’s financial statements. As of May 31, 2007, the principal amount of the obligation is shown net of the unamortized portion of the loan discount fee. As a result, the Company’s balance sheet reflects $93,000 due on this obligation.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS May 31, 2007

Terms of a 1 year promissory note in the amount of $100,000 includes an 18% interest rate per annum, with interest only payments being made on a monthly basis, beginning January 7, 2007.

Payments of principal and interest are due on this note as follows for the next five years:

2007	$-
2008	$100,000

NOTE 11 – SUBSEQUENT EVENTS

On January 2, 2007, the Corporation’s Board of Directors filed Form DEF 14C with the Securities and Exchange Commission (SEC), whereby Company management notified the public of the following actions taken by the shareholders of the Corporation:

The Corporation’s shareholders ratified its current Board of Directors for another one year term.

The Corporation’s shareholders ratified the appointment of Jewett, Schwartz , Wolfe and Associates as its independent Certified Public Accountants

The Corporation’s shareholders ratified the Company’s 2003 Non-Qualified Incentive Stock Option Plan

The Corporation’s shareholders ratified an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares to 1,000,000,000 shares

The Corporation’s shareholders enacted a 1 for 7 reverse stock split effective upon the filing of an amendment to the company’s Articles of Incorporation with the State of Nevada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-QSB for the three months ended May 31, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

Our principal offices are located at 24700 Capital, Clinton Township, MI. 48036-1350 USA.

Summary

As of September 8, 2004, we had two patents covering the technology described below. To support these patents, we have ordered and put a deposit on equipment sufficient to manufacture production and trial orders. The deposit was in the amount of $50,000 and paid to GSI Lumonics, Inc. The total cost of the robot and laser is $229,845. In April 2005, the Company paid the balance owing on the robot and laser and took delivery of the equipment.

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

On February 15, 2007, AmeriChip completed the acquisition of the common stock of KSI. The acquisition price of KSI's common stock is $3,200,000, subject to certain adjustments related to the amount of retained earnings reflected on the closing date, the amount of accounts receivable reflected on the closing date, and the amount of accounts payable reflected on the closing date. The adjusted acquisition price of KSI was $2,988,043, subject to post closing due diligence by the Company’s internal accounting firm. Deposits preciously paid to the seller in the amount of $200,000 were applied against the purchase price as of the closing date.

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

General Motors

On April 25, 2006 the Company received its official supplier status from General Motors. On June 28, 2006 the Company received its first two purchase orders for a large volume transmission component.. The Company is waiting for delivery of special chucks and gages for completion of preproduction quality verifications. The chucks were significantly delayed due to an error in the supplier blue prints. These corrections have been made and pre production product has been delivered under customers’ instructions for validation prior to production. The company has billed for parts and special chucks.

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
COMPARISON OF SIX MONTH AND THREE MONTH PERIOD ENDED MAY 31, 2006 AND MAY 31, 2007.

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

Revenues and Sales. Revenues for the six months ended May 31, 2007 increased from $81,750 for the six months ended May 31,2006 to $808,633. Gross profit for the six months May 31, 2007 increased from $27,343for the six months ended May 31, 2006 to $508,248. The increases were primarily from the sales of product less $300,385 in cost of sales. The increased gross margin for the six months ending May 31, 2007 is due to the operating results provided by KSI Machine & Engineering, Inc., a subsidiary of AmeriChip, for the period of February 15, 2007 through May 31, 2007.  The gross margins historically reflected in KSI’s financial statements are substantially larger than the gross margins historically generated by AmeriChip International, Inc.

Operating Expenses Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense increased from $7,195,508 for the six months ended May 31, 2006 to $10,120,922 for the six months ending May 31, 2007, an increase of $2,925,414 This increase is due to an increase in director fees as a result of the issuance of restricted common stock to each of the Company’s directors in the amount of $5,850,000. This is partially reduced in the amount of $1,320,000 by a decrease in license expense for the six months ended May 31, 2007, resulting from the conversion of the unpaid license fees owed to two officers during the six months ending May 31, 2006. The operating expenses are also partially reduced in the amount of $2,147,237 by a decrease in consulting expenses during the six months ending May 31, 2007.

Net Loss.    Net loss increased from a net loss of ($7,215,427) for the six months ended May 31, 2007 to a net loss of ($9,871,340) for the six months ended May 31, 2007, primarily due to the larger operating expenses during the six months ending May 31, 2007, as described previously.

PLAN OF OPERATION

As a result of the acquisition of KSI Machine and Engineering, we are now in a position to implement our technology. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated statement of operations of AmeriChip annual revenues of approximately $2,500,000 based on revenues generated in 2006, as well as additional revenues currently being generated within the KSI subsidiary by AmeriChip management personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception and we have not progressed significantly in our operations. We have incurred recurring losses and at November 30, 2006 had an accumulated deficit of ($21,502,069) and at May 31, 2007, we had an accumulated deficit of ($31,373,409) For the year ended November 30, 2006, we sustained a net loss of ($10,986,583) and for the six months ended May 31, 2007, we had a net loss of ($9,871,340).

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended May 31, 2007, there were no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended May 31, 2007.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended May 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2007 the Board of Directors and a majority of its stockholders voted to approve the following resolutions:

1)	Four members were elected to the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2006 or until his successor is duly elected and qualified; and
2)	The appointment of Jewett, Schwartz, Wolfe & Associates as the Company's independent certified public accountants was ratified; and;
3)	The Company’s 2003 Non-Qualified Incentive Stock Option Plan was ratified; and
4)
The amendment to the Articles of Incorporation to increase the authorized shares of common stock to 1,000,000,000, par value $.00001 and   establish a class of preferred shares, totaling 1,000,000,000, par value $.00001,  was ratified; and;

5)	Enacted a one for seven reverse stock split, to be effective as of the filing of an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State.

Item 4.01. Changes in Registrant's Certifying Accountant.

On June 18, 2007, AmeriChip International, Inc. (the “Company”) dismissed Williams & Webster, P.S. as its independent registered public accounting firm. Effective June 18, 2007, we engaged Jewett, Schwartz, Wolfe & Associates as our new independent registered public accounting firm. Our board of directors has approved the dismissal of Williams & Webster, P.S. and the appointment of Jewett, Schwartz, Wolfe & Associates as our new independent registered public accounting firm.

From the date of Williams & Webster, P.S.'s appointment on February 10, 2004, through the date of their dismissal, there were no disagreements between our Company and Williams & Webster, P.S. on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Williams & Webster, P.S. would have caused Williams & Webster, P.S. to make reference to the matter in its reports on our financial statements. The reports prepared by Williams & Webster, P.S. on the company’s financial statements for the years ended November 30, 2006, 2005 and 2004, contained neither an adverse opinion nor a disclaimer of opinion; however, such reports contained a qualifying paragraph setting forth that there was substantial doubt as to our ability to continue as a going concern.

Prior to engaging Jewett, Schwartz, Wolfe & Associates, we did not consult Jewett, Schwartz, Wolfe & Associates regarding either:

1)
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to our company nor oral advice was provided by Tanner LC that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2)
any matter that was either the subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Jewett, Schwartz, Wolfe & Associates, Jewett, Schwartz, Wolfe & Associates has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Williams & Webster, P.S. to Jewett, Schwartz, Wolfe & Associates.

Item 5. Other Information

 On June 18, 2007 the Company announced that the Board of Directors and the majority of its stockholders approved a consolidation of the capital stock of the company,

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

Date: July 16, 2007	By:	/s/ Marc Walther
Marc Walther, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz
Thomas P Schwanitz, Principal Financial and Accounting Officer