Form 10QSB
period 2007-08-31
AMERICHIP INTERNATIONAL INC
filed 2007-10-18
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING AUGUST 31, 2007

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	000-33127	98-0339467
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification)

24700 Capital, Clinton Township, MI		48036-1350
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (586)783-4598

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

As of October 15, 2007, 160,603,390 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The financial statements of the company are set forth beginning on page F-1.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	August 31	November 30,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$11,873	$1,716
Accounts receivable - trade	580,636	27,015
Prepaid expenses	338,448	31,898
Inventory	283,836	212,517
TOTAL CURRENT ASSETS	1,214,793	273,146

FIXED ASSETS
Leasehold improvements	416,791	-
Furniture & fixtures	98,876	18,252
Machinery & equipment	3,812,910	622,472
Less accumulated depreciation	(480,381)	(89,928)
TOTAL FIXED ASSETS	3,848,196	550,796

OTHER ASSETS
Deposits	14,236	203,200
Technology rights and patents, net of amortization	13,147	16,302
Goodwill	2,577,673	-
TOTAL OTHER ASSETS	2,605,056	219,502

TOTAL ASSETS	$7,668,045	$1,043,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$15
Accounts payable and accrued expenses	792,331	1,022,250
Related party payable	85,086	545,086
Related party notes payable, current portion	22,658	20,203
Notes payable - bank, current portion	227,623	-
Notes payable - other, current portion	706,155	-
Convertible debentures, net of discounts	340,579	244,579
Accrued interest - related party	223,748	186,248
Accrued interest - other	70,943	43,742
Deposits - private placements	172,352	388,838
TOTAL CURRENT LIABILITIES	2,641,475	2,450,961

LONG - TERM LIABILITIES
Related party notes payable, net of current portion	168,964	187,901
Notes payable - bank, net of current portion	2,598,347	-
Notes payable - other, net of current portion	2,057,110	-
TOTAL LONG - TERM LIABILITIES	4,824,421	187,901

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
155,718,791 and 458,767,265 shares issued and outstanding, respectively	155,719	458,767
Additional paid-in capital	31,519,024	19,444,471
Accumulated deficit	(31,476,007)	(21,502,069)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	198,736	(1,598,831)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$7,668,045	$1,043,444

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$863,826	$30,059	$1,672,459	$111,809

COST OF SALES	186,750	20,006	487,135	74,413

Gross Profit	677,076	10,053	1,185,324	37,396

EXPENSES
Administrative service	327,485	120,925	827,992	356,423
Director fees	-	-	5,850,000	-
Consulting expense	62,611	1,180,441	3,150,764	3,874,000
Depreciation and amortization	114,260	24,042	275,675	53,389
Legal and accounting	61,240	141,630	347,974	207,119
License expense	30,000	30,000	90,000	1,410,000
Office expense	9,456	6,262	54,382	23,790
Wages - officers and directors	52,000	75,187	88,000	195,397
Wages - other	12,457	66,775	105,644	178,811
Total Expenses	669,509	1,645,262	10,790,431	6,298,929

INCOME (LOSS) FROM OPERATIONS	7,567	(1,635,209)	(9,605,107)	(6,261,533)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	-	43,904
Financing expense	(4,664)	-	(11,329)	(52,500)
Other income	-	3,158	-	3,158
Interest	(105,501)	(14,415)	(357,502)	(53,081)
Total other income (expense)	(110,165)	(11,257)	(368,831)	(58,519)

LOSS BEFORE TAXES	(102,598)	(1,646,466)	(9,973,938)	(6,320,052)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(102,598)	$(1,646,466)	$(9,973,938)	$(6,320,052)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$(0.01)	$(0.11)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	136,100,172	57,057,739	93,929,010	49,034,302

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, November 30, 2005	242,031,535	$242,032	$8,415,058	$(10,515,486)	(1,858,396)

Common stock issued in private placements for cash received in the current year, as well as private placement deposits recognized from the prior fiscal year at an average proce of $0.048 per share	28,046,590	28,046	1,332,173	-	1,360,219

Common stock options issued for consulting and services at an average price of $0.04 per share	125,526,640	125,527	5,576,557	-	5,702,084

Common stock issued for consulting and services at an average of $0.038 per share	29,162,500	29,162	1,104,713	-	1,133,875

Common stock issued in payment of unpaid license expense and accrued interest at an average price of $0.085 per share	24,000,000	24,000	2,016,000	-	2,040,000

Common stock issued for the exercise of warrants at an average price of $0.037 per share	10,000,000	10,000	366,548	-	376,548

Warrants issued for services at an average price of $0.029 per share	-	-	388,838	-	388,838

Forgiveness of debt income related to notes payable to two officers	-	-	244,584	-	244,584

Net loss for the year ended November 30, 2006	-	-	-	(10,986,583)	(10,986,583)

Balance, November 30, 2006	458,767,265	458,767	19,444,471	(21,502,069)	(1,598,831)

Common stock issued in private placements for cash received in the current year, as well as private placement deposits recognized from the prior fiscal year at an average price of $0.018 per share	89,447,828	89,447	1,486,876	-	1,576,323

Common stock options issued and exercised for for consultin and services at an average price of $0.022 per share	138,304,832	138,306	2,964,036	-	3,102,342

Common stock issued for consulting and services at an average price of $0.020 per share	9,150,000	9,150	171,850	-	181,000

prepaid consulting and services at an average price of $0.028 per share	14,772,000	14,772	395,668	-	410,440

Common stock issued for prepaid consulting services at an average price of $0.02 per share	1,000,000	1,000	19,000	-	20,000

Common stock issued for a discount on convertible debentures at $0.03 per share	400,000	400	11,600	-	12,000

Warrants issued for services at an average price of $0.026 per share	-	-	5,919,400	-	5,919,400

Common stock issued for warrants exercised	238,100,000	238,100	(238,100)	-	-

Balance before reverse stock split	949,941,925	949,942	30,174,801	(21,502,069)	9,622,674

Reduction in shares due to 1 for 7 reverse stock split	(814,235,651)	(814,236)	814,236	-	-

Common stock balance resulting from reverse stock split	135,706,274	135,706	30,989,037	(21,502,069)	9,622,674

Common stock issued in payment of note payable at an average price of $0.0275 per share	20,000,000	20,000	530,000	-	550,000

Common stock issued to adjust fractional shares subsequent to 1 for 7 reverse stock split at an average price of $0.000 per share	12,517	13	(13)	-	-

Net loss for the period ended August 31, 2007	-	-	-	(9,973,938)	(9,973,938)

Balance, August 31, 2007 (Unaudited)	155,718,791	$155,719	$31,519,024	$(31,476,007)	$198,736

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended August 31, 2007	Nine Months Ended August 31, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(9,973,938)	$(6,320,052)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Forgiveness of debt	-	(43,904)
Depreciation and amortization	275,675	53,389
Amortization of finance charges	8,000	52,500
License expense	90,000	1,410,000
Warrants issued for services	5,919,400	388,838
Common stock options issued for consulting services	3,102,342	995,000
Common stock issued for consulting services	181,000	2,283,616
Changes in assets and liabilities:
Accounts receivable - trade	(170,479)	(10,137)
Prepaid expenses	194,729	(1,436)
Inventories	(71,319)	18,282
Bank overdraft	(15)	(4,549)
Accounts payable and accrued liabilities	(388,240)	453,002
Accrued interest payable	41,026	45,103
Deposits - private placement	172,352	365,428

Net cash used by operating activities	(619,467)	(314,920)

Cash Flows from Investing Activities:
Acquisition of fixed assets	(92,785)	(325,092)
Payments made for acquisition of subsidiary	(150,000)	-
Cash received from acquisition of subsidiary	19,787	-
Payments made for deposits	(11,036)	-
Net cash used by investing activities	(234,034)	(325,092)

Cash Flows from Financing Activities:
Payments made to refinance equipment of acquired subsidiary	(320,000)	-
Payments on related party payable	-	(6,287)
Payments made on related party notes payable	(16,482)	(17,556)
Payments made on notes payable - bank	(54,030)	-
Payments made on notes payable - other	(67,641)	-
Proceeds received on convertible debentures	100,000	-
Proceeds from the issuance of common stock	1,187,485	669,407
Proceeds from long-term borrowings	34,326	-
Net cash provided by financing activities	863,658	645,564

Net increase in cash	10,157	5,552

Cash, beginning of period	1,716	218

Cash, end of period	$11,873	$5,770

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended August 31, 2007	Nine Months Ended August 31, 2006
	(Unaudited)	(Unaudited)

Supplemental Information:
Interest paid	$316,476	$-
Taxes paid	$-	$-

Supplemental Non-Cash Activities:

Common stock issued in payment of note payable	$550,000	$-
Common stock issued for consulting services	$430,440	$-
Common stock issued for private placement deposits received
in prior year	$388,838	$325,386
Contribution of capital - related party	$-	$244,584
Warrants issued for services	$-	$-
Common stock issued for discount on convertible debentures	$12,000	$-
Conversion of accounts payable to notes payable	$158,537	$-

Assets and liabilities received for acquisition of subsidiary:
Accounts receivable - trade	$(383,142)	$-
Prepaid expenses	$(70,839)	$-
Fixed assets	$(3,477,136)	$-
Deposits	$200,000	$-
Goodwill	$(2,577,673)	$-
Note payable - bank	$(3,204,292)	$-
Note payable - other	$2,638,043	$-
Accounts payable and accrued expenses	$316,859	$-
Accrued interest - other	$19,383	$-

Exchange of liabilities for refinancing equipment of acquired subsidiaries:
Note payable - bank	$3,204,292	$-
Note payable - bank	$2,880,000	$-
Accrued interest - other	$4,292	$-

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On April 17, 2006, the Company formed AmeriChip Automtotive, Inc., a wholly owned subsidiary, to develop sales related to the automotive industry. As of November 30, 2006, no sales have been generated in this entity.

On October 19, 2006, the Company formed Excellence 3, Inc., a wholly owned subsidiary. This entity was formed in order to acquire the fixed assets of KSI Machine and Engineering, Inc. (“KSI”) as part of AmeriChip International, Inc.’s acquisition of the outstanding common stock of KSI. Upon acquisition of this equipment, this subsidiary leased the fixed assets back to AmeriChip International, Inc.

On February 15, 2007, the Company acquired all of the outstanding stock of KSI Machine & Engineering, Inc. (KSI). Upon its acquisition, KSI became a fully owned subsidiary of AmeriChip International, Inc. Concurrent with its acquisition by AmeriChip International, Inc., KSI’s status as a Subchapter S Corporation for Federal Income Tax purposes was terminated, effective January 1, 2007. In addition, the fiscal year end of KSI was changed from December 31 to November 30 of each year, in order to coincide with the fiscal year of AmeriChip International, Inc. KSI is a Tier 1 automotive supplier, who provides CNC machining services to its customers.

The year end of AmeriChip International, Inc. and its affiliated subsidiaries is November 30.

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

The consolidated financial statements of the Company for the nine months ending August 31, 2007 includes the results of operations related to KSI for the period of February 15, 2007 (date of acquisition) through August 31, 2007.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the nine months ending August 31, 2007, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

Principles of Consolidation
The consolidated financial statements of AmeriChip International, Inc. include the accounts of the following companies: AmeriChip International, Inc., AmeriChip Tool and Abrasives, LLC, AmeriChip Canada, Inc., AmeriChip Ventures, Inc., AmeriChip, Inc., KSI Machine & Engineering, Inc., and Excellence 3, Inc.  All material intercompany transactions have been eliminated.

Revenue
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

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 3 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
As of August 31, 2007, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. In accordance with SFAS No. 141, the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill exists as of August 31, 2007. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock include the Company’s Tier 1 status for automotive customers, a good credit history for KSI, and a platform by which AmeriChip may begin to implement the use of its patented Laser Assisted Chip Control technology. These benefits still exist as of August 31, 2007. Impairment will again be evaluated at the end of the Company’s fiscal year.

NOTE 3– EQUITY

Common Stock
In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock, and again on December 8, 2006, the board elected to increase the authorized capital from 500,000,000 shares to 900,000,000 shares. On April 25, 2007, the Company’s Board of Directors again elected to increase the authorized capital of the Company from 900,000,000 shares to 1,000,000,000 shares. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the nine months ended August 31, 2007, the Company filed Form DEF 14C with the Securities and Exchange Commission, whereby the Board of Directors authorized a 1 for 7 reverse stock split. As a result of this reverse stock split, the Company issued 1 share of the Company’s common stock to each of the shareholders of record in exchange for 7 hares of common stock held by each shareholder. The net result of this reverse stock split was to reduce the number of common shares outstanding to one – seventh of their previous amounts. On August 13, 2007, the Corporation enacted its 1 for 7 reverse stock split.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 3 – EQUITY (Continued)

During the nine months ended August 31, 2007, 89,447,828 shares of common stock were issued at an average price of $0.018 per share in a private placement for $1,576,323 in cash; 50,000 shares of common stock were issued to one of the Company’s officers and directors for consulting services at an average price of $0.04 per share for $2,000; 400,000 shares of common stock were issued for discount fees related to a convertible debenture at an average price of $0.03 per share for $12,000; 153,076,832 shares of common stock were issued for stock options at an average price of  $0.023 per share for  consulting services with a fair value of $3,512,782; and 10,100,000 shares of common stock were issued at an average price of $0.020 per share for consulting services with a fair value of $199,000. All of these shares and options were issued prior to the reverse stock split which was enacted on August 13, 2007.

During the nine months ended August 31, 2007, contributed capital was recorded in the amount of $5,919,400, which resulted from warrants issued pursuant various consulting agreements and for director fees.

During the nine months ended August 31, 2007, and subsequent to enactment of the 1 for 7 reverse stock split, 20,000,000 shares of common stock were issued at an average price of $.028 per share in exchange for the amount due on a related party payable to the recipient of the stock in the amount of $550,000; and 12,517 shares of common stock were issued at an average price of $0.00 per share to adjust for fractional shares held by shareholders as a result of the reverse stock split.

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

During the nine month period ending August 31, 2007, the Company registered an additional 120,000,000 shares of common stock under this plan. During this same nine month period, 153,076,832 options were exercised under this plan at an average price of $0.023 per share for $3,512,782 of consulting and advisory services. The options were valued at the market price on the date of grant. These options were exercised immediately upon grant, and therefore the Company deemed that no additional value should be assigned to the options. As of August 31, 2007, there were 146,528 options available to be issued under the plan.

Warrants
The fair value of common stock and warrants issued in the nine months ending August 31, 2007 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, expected life is .5 to 3 years, and there is no dividend yield.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 3 – EQUITY (Continued)

As of August 31, 2007, an outstanding warrant to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.080 per share was reflected in the balance sheet at a fair market value of $24,300. Additionally, an outstanding warrant to acquire 1,250,000 shares of the Company’s common stock at an exercise price of $0.12 per share was reflected in the balance sheet as of August 31, 2007 at a fair market value of $27,000. In addition, an outstanding warrant to acquire1,375,000 shares of the Company’s common stock at an exercise price of $0.05 per share was reflected in the balance sheet as of August 31, 2007 at a fair market value of $37,538.

The fair value of all warrants issued by the Company during the nine months ended August 31, 2007 was $5,919,400, while the fair value of all warrants exercised during the year was $4,762,000. The fair value as of the issue date of the warrants exercised during the six months ended May 31, 2007 was 6,219,400. As a result, warrants with a fair value of $88,838 were outstanding as of November 30, 2006.

Summarized information about stock warrants outstanding and exercisable at August 31, 2007 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2006:
Issued	33,625,000	.69	$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	.50	$0.030
Total warrants outstanding at November 30, 2006	13,625,000	.60	$0.037
Total unexercised warrants at November 30, 2006	13,625,000	.60	$0.037
During the nine months ended August 31, 2007:
Issued	228,100,000	4.99	$0.026
Cancelled	-	-	-
Exercised	(238,100,000)	(4.42)	$0.026
Total warrants outstanding at August 31, 2007	3,625,000	.40	$0.080
Total unexercised warrants at August 31, 2007	3,625,000	.40	$0.080

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the nine months ended August 31, 2007, the Company took delivery of and installed a coordinate measuring machine in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. This equipment was financed through a capital lease agreement, whereby the Company is obligated for monthly lease payments in the amount of $953 through June 30, 2010. At the expiration of the lease, the Company has the option of acquiring the equipment for a price of $1.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2007, the Company was obligated to a former shareholder for accrued interest in the amount of $211,247, related to a cancelable licensing agreement that the Company entered into in January, 2003 with this shareholder. This licensing agreement was for the patented laser assisted chip technology, which required aggregate payments to this shareholder in the amount of $1,000,000, payable in monthly installments of $10,000. Interest on the unpaid principal is accrued at prime plus 1% or 5%, whichever is greater. During the nine months ended August 31, 2007, the Corporation issued 20,000,000 shares to an unrelated entity in exchange for the unpaid principal amount due on the obligation in the amount of $550,000. The former shareholder to whom this obligation was due assigned his rights to the principal amount due on this obligation to an unrelated third party, who was issued the 20,000,000 shares of common stock in full payment of the unpaid principal amount.

NOTE 6 – LONG -TERM DEBT

Related party notes payable
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

The balance of the note at August 31, 2007 was as follows:

Related party note	$191,622
Less: Current portion	(22,658)
Long-term portion	$168,964

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

Payments of principal are due on this note as follows for the next five years:

2008	$22,791
2009	$23,601
2010	$24,441
2011	$25,310
2012 and thereafter	$72,821
Total	$168,964

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. No amortization has been charged to expense as of August 31,  2007 and November 30, 2006, respectively.

Notes Payable - Bank
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

The balance of the note at August 31, 2007 was as follows:

Note payable - other	$2,825,970
Less: Current portion	(1,441,623)
Long-term portion	$1,384,347

Payments of principal and interest are due on this note as follows for the next five years:

2008	$180,621
2009	$199,003
2010	$219,034
2011	$241,203
2012 and thereafter	$544,486
Total	$1,384,347

Note Payable - Other
On February 15, 2007, the Corporation acquired 100% of the outstanding common stock of KSI Machine & Engineering, Inc.
Pursuant the terms of the stock purchase agreement, the Corporation is obligated to the former sole shareholder of KSI in the amount of $2,638,043, subject to certain adjustments based upon a post closing due diligence review conducted by Company management.

AMERICHIP INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007

Terms of the 2 year promissory note includes a 7% interest rate per annum, with minimum payments of $50,000 being required on a monthly basis, inclusive of interest, beginning March 15, 2007. Additional payments may be required, depending upon the closing price of the Company’s common stock in excess of certain minimum levels.

During the nine months ended August 31, 2007, the Company took delivery of and installed a coordinate measuring machine in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. This equipment was financed through a capital lease agreement, whereby the Company is obligated for monthly lease payments through June 30, 2010. Terms of this obligation include payments to be made by the Company in the amount of $953 per month from December 1, 2007 through June 30, 2010. Interest on this capital lease obligation is calculated at 10% per annum.

As of August 31, 2007, the Company was obligated in the amount of $3,337 to a vendor, related to the conversion of its account payable balance to a note payable. Terms of this obligation require monthly payments in the amount of $300, with no interest accruing on this obligation.

Payments of principal and are due on these notes as follows for the next five years:

2008	$267,150
2009	$294,289
2010	$323,964
2011	$356,753
2012 and thereafter	$1,356,191
Total	$2,598,347

Convertible Debenture
During the nine months ended August 31, 2007, the Corporation entered into a convertible debenture agreement with an unrelated investor in the amount of $100,000. This obligation is due December 7, 2007. The principal amount due to the holder of this obligation is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share. The debenture is convertible, at the holder’s option, any time prior to the maturity date of this obligation. At the inception of this obligation, the Corporation issued 400,000 shares of its common stock as a loan discount fee related to the obligation. This common stock was issued at a fair market value of $0.03 per share, resulting in a loan discount fee in the amount of $12,000. This discount is being amortized over the 1 year term of this obligation. During the nine months ended August 31, 2007, amortization in the amount of $2,000 was reflected as an expense on the Company’s financial statements.

Terms of a 1 year promissory note in the amount of $100,000 includes an 18% interest rate per annum, with interest only payments being made on a monthly basis, beginning January 7, 2007.

As of August 31, 2007, the principal amount of the obligation is shown net of the unamortized portion of the loan discount fee. As a result, the Company’s balance sheet reflects $960,000 due on this obligation, which is included with the total convertible debentures, net of discounts of $340,579.

NOTE 7 – SUBSEQUENT EVENTS

On September 17, 2007, Mr. Richard Rossman tendered his resignation of President of AmeriChip International, Inc. and AmeriChip Automotive, Inc. He also tendered his resignation from the Company’s Board of Directors. As a result of this resignation, the Company’s Board of Directors appointed Mr. Marc Walther as President of AmeriChip International, Inc. and AmeriChip Automotive, Inc.

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

On October 16, 2003, we executed a definitive Asset Purchase Agreement with American Production Machining LLC, a Michigan limited liability company (“APM”) to acquire certain of its assets, pay APM’s outstanding balance to Comerica Bank and, assume $1,900,000 in liabilities owed by APM to Comerica Bank. The agreement expired on January 24, 2004. We were unable to obtain the necessary funding to conclude the transaction. We secured the financing resources to pursue this acquisition with our agreement with Cornell Capital. In August 2004, we tendered a bid to the United States Bankruptcy Court to pursue our acquisition of APM. On April 13th, 2005, the Company on advice of counsel withdrew its offer to purchase the assets of APM.

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

On July 19, 2004, ATA secured the right to represent Seco-Carboloy, in addition to Superior Abrasive and Val-U-Max. ATA has entered into distribution agreements/arrangements with:  Superior Abrasive – abrasive products, Valu-U-Max,(Special cutting tools) - ACE Drill Corporation, (High Speed Drills) Sidley Diamond Tool Company, ( Diamond Drills ) Bates Abrasives, Inc. (Abrasive products) The Desmond-Stephan Mfg. Co., Production Tool Supply, (Dressers and Cutters) Michigan Drill Corporation, (Drills) Carboloy, (Carbide Tools) Oil Screen-Reven, (filters) Keo Cutters, (Drills) Morse Cutting Tools (Cutting Tools), Marxman Tools (Cutting Tools) Gemtex (Abrasive products) Indasa (Coated Abrasives) Howell Tool Service (Tooling and Abrasives) Felton Brush ( Brushes) and Mitutoyo Gauges (Gauges) Magafor Precision (Drills), Sandusky CO. (Abrasives),and  Cumi (Grinding Wheels). These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.americhiplacc.com. The Company derives the Company’s income from selling the various companies products to their customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

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

AmeriChip International Holdings, LLC

On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity. The transaction was never completed.  AmeriChip International Holdings, LLC is at present a non-operating entity.

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

AmeriChip Automotive Inc. and Richard H. Rossmann

On April 17, 2006, we established AmeriChip Automotive Inc., as a wholly owned subsidiary of AmeriChip International, Inc. On April 18, 2006 Mr. Richard H.Rossmann was appointed President of AmeriChip Automotive Inc. and Executive  Director of Manufacturing of AmeriChip International Inc. On September 11, 2007, (i) at the request of the Board of Directors, Mr. Rossmann tendered his resignation as an officer of the Company, including AmeriChip International Inc. and AmeriChip Automotive Inc. and (ii) at the request of the Board of Directors, Mr. Rossmann tendered his resignation as a member of the Board of Directors of the Company. Mr Rossmann will not be receiving a severance package.

The Board of Directors has appointed Mr. Marc Walther President of AmeriChip International Inc. and AmeriChip Automotive Inc. Mr. Walther continues as Chief Executive Officer of AmeriChip International Inc.

Quality Control System

On April 20, 2006, AmeriChip International Inc. announced that it had established a quality control system ISO0001:2000/TS16949. The implementation of this system affords the Company an opportunity to introduce its patented processes, to all metal finishing industries in the United States and worldwide. The Company  and its wholly owned subsidiary, KSI Machine and Engineering were certified to  the  ISO9001:2000/TS16949 Quality Standard in August 2007.

General Motors

On April 25, 2006 the Company received its official supplier status from General Motors. On June 28, 2006 the Company received its first two purchase orders for a large volume transmission component. The Company is working toward pre-production parts approval. The validation process for the torque converter and lid has been completed. The Company has also been asked to quote on several other parts for General Motors. These quotes are in various stages of progress. The Company has billed for and received payment for parts and special chucks.

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

The Ford Motor Company

On August 29, 2006, the Company announced that it had received a purchase order from The Ford Motor Company for application of the Company’s Laser Assisted Chip Control technology for the manufacturing of transmission drum assembly components. The special laser head that was required to process these parts was received and installed at the Company’s headquarters.  The Company is currently in discussions with The Ford Motor Company with respect to manufacturing multiple parts.

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

Insurance

The Company has secured keyman insurance for our President and Chief Executive Officer, Marc Walther, for $1,300,000.  Our employees are covered by Workman’s Compensation Insurance. We also carry all applicable commercial insurance policies.

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
COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2006 AND NINE MONTHS ENDED AUGUST 31, 2007.

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

Revenues and Sales.
Revenues for the nine months ended August 31, 2007 increased from $111,809 for the nine months ended August 31, 2006 to $1,672,459.  Gross profit for the nine months August 31, 2007 increased from $37,396 for the nine months ended August 31, 2006 to $1,185,324. The increases were primarily from the sales of product less $487,135 in cost of sales. The larger gross profit margin during the nine months ended August 31, 2007 is due primarily to sales generated by the KSI subsidiary, as well as increased sales in AmeriChip International, Inc.

Operating Expenses Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense increased from $6,298,929 for the nine months ended August 31, 2006 to $10,790,431 for the nine months ending August 31, 2007, an increase of $4,491,502. This increase is due to an increase in director fees as a result of the issuance of restricted common stock to each of the Company’s directors in the amount of $5,850,000. This is partially reduced in the amount of $1,320,000 by a decrease in license expense for the nine months ended August 31, 2007 resulting from the conversion of the unpaid license fees owed to two officers during the nine months ending August 31, 2007.

Net Loss. Net loss increased from a net loss of ($6,320,052) for the nine months ended August 31, 2006 to a net loss of ($9,973,938) for the nine months ended August 31, 2007, primarily due to the larger operating expenses during the nine months ending August 31, 2007, as described previously.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2006 AND THREE MONTHS ENDED AUGUST 31, 2007.

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

Revenues and Sales.
Revenues for the three months ended August 31, 2007 increased from $30,059 for the three months ended August 31, 2006 to $863,826.  Gross profit for the three months August 31, 2007 increased from $10,053 for the three months ended August 31, 2006 to $677,076. The increases were primarily from the sales of product less $186,750 in cost of sales. The larger gross profit margin during the three months ended August 31, 2007 is due primarily to sales generated by the KSI subsidiary, as well as increased sales in Americhip International, Inc.

Operating Expenses Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense decreased from $1,645,262 for the three months ended August 31, 2006 to $669,509 for the three months ending August 31, 2007, a decrease of $975,753. This decrease is due primarily to a decrease in consulting expenses during the three months ended August 31, 2007 in the amount of $1,117,830.

Net Loss. Net loss decreased from a net loss of ($1,646,466) for the three months ended August 31, 2006 to a net loss of ($102,598) for the three months ended August 31, 2007, primarily due to the increase in gross profit margin and the decrease in consulting expenses during the three months ending August 31, 2007, as described previously.

PLAN OF OPERATION

As a result of the acquisition of KSI Machine and Engineering, we are now in a position implement our technology with existing vendor codes.  We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated statement of operations of AmeriChip annual revenues of approximately $3,000,000 based on revenues generated in 2006 and the first three quarters of 2007, as well as additional revenues currently being generated within the KSI subsidiary by AmeriChip management personnel. It is significant to note  all raw material is provided by the customer. KSI machine provides a machining service for these castings and forgings.

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

LIQUIDITY AND CAPITAL RESOURCES

We have not attained profitable operations since inception but we are now beginning to make significant progress toward profitability in our operations. We have incurred recurring losses and at November 30, 2006 had an accumulated deficit of ($21,502,069) and at August 31, 2007, we had an accumulated deficit of ($31,476,007) For the year ended November 30, 2006, we sustained a net loss of ($10,986,583) and for the nine months ended August 31, 2007, we had a net loss of ($9,973,938).

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

LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At August 31, 2007, the Company had an accumulated deficit of $31,476,007. For the nine months ended August 31, 2007, the Company sustained a net loss of $9,973,938. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.   The Company has recently initiated a change in senior management that it believes will be instrumental in opening and exploiting new, worldwide markets in addition to the current core automotive business.  The Company will continue to present to a diverse group of blue chip private and governmental prospects, including but not limited to those in such manufacturing industries as oil pipe drilling, aerospace, off-road construction, farm implement, defense and military -- worldwide.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2007, there were no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation, except for our lawsuit with Cornell Capital Partners, LLC, that we believe is not likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On June 18th, 2007 the Company announced that the Board of Directors and the majority of its stockholders approved 1) a consolidation of the Company’s common stock on a 7:1 basis and; 2) created a new class of preferred shares.  On August 13, 2007 the Company was assigned a new trading symbol ACII.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended August 31, 2007.

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

Item 5. Other Information

On June 18, 2007 the Company announced that the Board of Directors and the majority of its stockholders approved a consolidation of the capital stock of the company on a 7:1 reverse split. The Company also announced that the Board of Directors and the majority of its stockholders approved the creation of the new class of preferred shares.

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

Date: October 18, 2007	By:	/s/ Marc Walther
Marc Walther, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz
Thomas P Schwanitz, Principal Financial and Accounting Officer