Form 10KSB
period 2007-11-30
AMERICHIP INTERNATIONAL INC
filed 2008-02-27
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDING NOVEMBER 30, 2007

AMERICHIP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-33127	98-0339467
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification )

24700 Capital Blvd, Clinton Township MI	48036
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year  $2,655,848.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,886,798, based on the average bid and ask price as of February 27, 2008.

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

222,169,955 of common stock outstanding as of February 27, 2008.

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

On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed below, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following: Messrs Howard, Walther and Rutkowski, each received US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The company may prepay any or all of this amount without penalty. In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol “ACII”

Our principal offices are located at 24700 Capital Blvd. Clinton MI 48036 USA

Overview

Our core patented technology includes the use of lasers to affect a controlled breaking of the metal chip. Our technology focuses on increasing the machining efficiencies to affect faster feed rates, deeper depths of cut and less down time. The process is designed to work with technologies of existing machines and operations. We expect to continue to develop additional proprietary technology to enhance the patent and its benefits.

Our technology, when implemented by the customer, will eliminate dangerous ribbon-like steel chips that tangle around moving tool parts, automation devices and other components essential to the machine processing of low to medium grade carbon steels and non-ferrous metal parts. We believe that the result of this process is a superior product manufactured in a safer working environment, avoiding many of the health and safety issues associated with traditional metal processing methodologies, while offering potential cost savings. The core cost savings to this technology is the ability to effect faster thru put with less capital equipment and labor as a component of cost per piece.

We have completed the design and testing of the patented LACC technology. We are currently working with automakers and vendors with a view to supplying processed parts.

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC (“ATA”). The new subsidiary is responsible for providing all the tools necessary for metal removal in the machining process.

These relationships give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.americhiplacc.com. The Company derives it’s income from selling the various companies products to its’ customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

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

On August 9, 2004, The Company incorporated a wholly owned subsidiary, AmeriChip Canada, Inc. a Canadian charter corporation. This entity was formed to channel Canadian Based opportunities to both AmeriChip International, Inc. and AmeriChip Tool and Abrasives, LLC.

On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. This transaction has not occurred as of the date of this report

In February, 2005, AmeriChip Pipe Technologies, Inc. was established as a wholly owned subsidiary of AmeriChip International, Inc. and is a Texas corporation. This subsidiary was created in furtherance of the LACC process as it relates to threading internal and external threads of oil pipe and drilling pipe. We are currently working with two of the largest manufacturers of oil pipe and oil drilling pipe to establish off line lasering systems to be used in their facility. AmeriChip is testing this system currently in the LACC labs for demonstration during the first quarter of its fiscal year. Additional specialized laser heads and software are being developed for this process.

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

On October 19, 2006, the Company formed Excellence 3, Inc., a wholly owned subsidiary, incorporated in the State of Michigan. This subsidiary was established in order to acquire the fixed assets of KSI Machine and Engineering, Inc. (KSI) as part of AmeriChip International’s acquisition of the outstanding common stock of KSI. Upon the acquisition of KSI on February 15, 2007, Excellence 3, Inc. will lease the fixed assets back to AmeriChip International, Inc..

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

On February 15, 2007, AmeriChip completed the acquisition of the common stock of KSI. The acquisition price of KSI's common stock was $3,200,000, subject to certain adjustments related to the amount of retained earnings reflected on the closing date, the amount of accounts receivable reflected on the closing date, and the amount of accounts payable reflected on the closing date. The adjusted acquisition price of KSI was $2,988,043, subject to post closing due diligence by the Company’s internal accounting firm.

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

Excellence 3, Inc.

In conjunction with the KSI acquisition, ownership of Excellence 3, Inc, a fully owned subsidiary of AmeriChip International, Inc., was assigned to KSI, another fully owned subsidiary of AmeriChip International, Inc. Immediately subsequent to the acquisition of KSI, Excellence 3, Inc. acquired all of the fixed assets of KSI in the amount of $3,200,000. $1,600,000 of the funding for this acquisition was provided by Peoples State Bank, a local area banking institution. $1,280,000 of the funding for this acquisition was provided by the United States Small Business Administration (SBA). These funds are scheduled to be provided within six months of the closing date. Peoples State Bank agreed to provide temporary funding for this six month period. In addition to the funding previously described, AmeriChip International, Inc. provided the remaining $320,000 in order to complete the acquisition of fixed assets.

Payment of the $1,600,000 obligation requires monthly payments in the amount of $26,298, over a period of 7 years, inclusive of interest accruing at a rate of $9.68% per annum. The funding for the SBA portion of the loan provided by Peoples State Bank requires interest only payments, accruing at a rate of 9.68% per annum until the funding is provided by the SBA. Payment of the permanent portion of the SBA obligation will be made over a period of 10 years. The interest rate and monthly payment amount is dependant upon the terms of a debenture to be issued by a local taxing authority.

The acquisition of KSI allowed AmeriChip International, Inc. to become an operating company, with Tier One status recognized by many actual and potential customers of AmeriChip.

AmeriChip International Holdings, LLC

On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International Inc.

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

Currently coolant is deployed to flush the long stringy chips out of the machine components and remove them from the machine base itself. If the base becomes clogged it can cause many hours of non-productive down time and added costs while the machinery is cleaned. Coolant represents a major component of the entire manufacturing processes, representing as much as 15% of the total machining production cost. Coolant also has to be disposed of in accordance with environmental regulations, adding even more cost. Additional, coolant fumes may pose potentially serious health risks and the cause of long term problems when inhaled. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) has established standards for coolant exposure in the five (5ml) per cubic meter and has requested that even stricter regulations be adopted at ten times more stringent. The multiple cost factor associated with the use of coolant as well as related health and environmental factors represent a challenge for metal machining manufacturing companies to significantly reduce the consumption of coolant or to eliminate its use altogether. By eliminating the use of coolant, incidence of workman’s compensation claims should be dramatically reduced. Additionally, the ribbons of metal chips that remain following the machining of metal components without the contamination of bacteria laden coolant will provide an additional revenue source for the company as the “chips” can be salvaged and recycled.

We have targeted the automotive sector initially, but our process can be applied to any industry where the machining of metal is a major process of manufacturing of component parts. This includes, but is not limited to oil production and refining, off-road constuction,  farm implements, aerospace and defense contractors. .

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

The acquisition of KSI allowed AmeriChip International, Inc. to become an operating company, with tier one status recognized by many actual and potential customers of AmeriChip.  Company has also hired a full time robotic and laser technician to provide faster turnaround for customer parts located at the KSI facility.

AmeriChip Pipe Technologies, Inc.

AmeriChip Pipe Technologies, Inc., (a Texas Corporation), was formed in February 2005 to facilitate the implementation of the Flexible Manufacturing System that the company designed to manufacture oil pipe in a billion dollar industry. At present, AmeriChip Pipe Technologies, Inc. is building equipment for lease to oil pipe and oil pipe coupling manufacturers.

Current Products and Services

Our patented laser assisted chip control process is readily applicable to any metal component that requires precision finishing. We believe that our process will provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our service to businesses in the following markets:

*Automobiles
*Oil Production and Refining
*Aerospace
*Off-Road Construction
*Farm Implements Manufacturing
*Defense Contractors
*Wind Energy

Sales & Marketing

We have now become and entity that focuses on sales and marketing. To that end we appointed Roger Paquette, Chief Operating Officer in 2007 with a primary function of overseeing any production and operations, with emphasis on implementation of the LACC technology. The service will be the manufacturing of a finished product using equipment with the LACC technology offering a “total solution” for our customers.  We further anticipate that customers will purchase equipment using LACC technology from one of our strategic alliances and also pay AmeriChip a royalty for use of the LACC technology. We are approaching a diverse customer base in the automotive, aerospace, oil pipe, heavy truck, farm implements, defense and wind energy.

Management has identified what is believed to be large markets that remain untapped but would be logical, potentially strong candidates given an appropriate product and service offering at the right price. For example, in the automotive industry, management has identified particular market segments that would be likely to benefit from our LACC technology: axle shafts, axle tubes, torque converters, spindles, pinions, input/output shafts, side gears and connecting rods.

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

As of February 28, 2008, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved.

Employees

As of November 30, 2007, we employ 32  full-time employees and 3 full-time consultants. We have no collective bargaining agreements with our employees.

Item 2. Description of Property

Our principal executive offices are located at 24700 Capital Blvd, Clinton Township MI, Michigan. We relocated AmeriChip  Tool and Abrasives to our headquarters in Clinton, Township, MI.

As of February 15, 2007, we have established our World Headquarters at their facility. KSI has 50,000 sq. feet of manufacturing space.

Item 3. Legal Proceedings

Cornell Capital filed an action against the Company in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity Part. In response to this filing, the Company (a) removed the action to the United States District Court, District of New Jersey; (b) answered the complaint denying its material allegations of liability and (c) interposed a counterclaim for damages against Cornell. As of February 28, 2008, we expect, at minimum that there will be a substantial reduction in the amount that Cornell claims it is owed. The Company may require previously issued common stock to be returned in settlement of these claims. Although the Company believes it will prevail under the circumstances, there is still a chance that the Company may have to honor Cornell conversion rights and payments under its agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2007 the Board of Directors and a majority of its stockholders voted to approve the following resolutions:

1)
Four members were elected to the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2006 or until his successor is duly elected and qualified. At  the request of the Board Mr. Rossmann tendered his resignation in September 2007, there remains three members serving on the board; and

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common shares are currently quoted on the OTC Bulletin Board under the symbol ACII.OB.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our shares began trading on January 10, 2003.

	Bid Price Per Share
	High	Low
2007
Quarter ended

May 31, 2007	$0.02	$0.02
August 31, 2007	$0.08	$0.08
November 30, 2007	$0.04	$0.04
2006
Quarter ended
February 28, 2006	$0.05	$0.04
May 31, 2006	$0.08	$0.01
August 31, 2006	$0.06	$0.05
November 30, 2006	$0.03	$0.02
2005
Quarter ended
February 28, 2005	$0.06	$0.05
May 31, 2005	$0.04	$0.03
August 31, 2005	$0.05	$0.04
November 30, 2005	$0.04	$0.03

Holders

We have approximately 171 record holders of our common stock as of February 28,, 2008, according to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.

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

Preferred Series A

In 2007 the Company created Preferred Series A stock. These shares are not convertible to common shares and are non–participating.

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

During the year ended November 30, 2007 the Company, through its business plan expanded its focus to include certain agency relationships for multiple vendors. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these vendors. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order has been placed, delivery taken, and title has passed to the customer.

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
COMPARISON OF YEAR ENDED NOVEMBER 30, 2007,
TO YEAR ENDED NOVEMBER 30, 2006.

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

Revenues and Sales. Revenues for the twelve months ended November 30, 2007 increased from $132,616 for the twelve months ended November 30, 2006 to $2,655,848. Gross Profit for the twelve months ended November 30, 2007 increased from $38,888 for the twelve months ended November 30, 2006 to $1,822,112. This increase results from the sales of product less $833,736 in costs of sales during the year ending November 30, 2007. This increase in gross profit margin is primarily due to the acquisition of the KSI subsidiary during the year ending November 30, 2007.

Operating Expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense increased from $10,906,303 for the twelve months ended November 30, 2006, to $11,755,191 for the twelve months ended November 30, 2007 an increase of $848,888. This increase is due to a significant increase in Director Fees and administrative expenses during the year ending November 30, 2007. These increases are partially offset by significant decreases in consulting expense and licensing expense.

Net Loss.  Net loss decreased from a net loss of ($10,986,583) for the twelve months ended November 30, 2006 to a net loss of ($10,657,898) for the twelve months ended November 30, 2007, primarily due to the larger gross profit margin during the year ending November 30, 2007, and partially offset by the larger operating expenses as described previously.

PLAN OF OPERATION

Since we have completed the acquisition of KSI Machine and Engineering, we are now in a position to implement our technology on an expanded basis.  We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $5,800,000 based on revenues generated in 2007.

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our new laser and robotic equipment which is now in operation at the KSI location. This equipment is required in the implementation of the LACC process and we are currently conducting pilot projects for various Tier One suppliers.  We have been working with the Michigan Economic Development Group and the Indiana Economic Development to look for and secure space in excess of 100,000 sq ft. to augment our 50,000 sq ft. plant.   We are capable of processing up to $30 million in sales at our current 50,000 sq ft facility. We have applied for training dollars from the State of Michigan for various job opportunities. We are also in the process of applying for a bond which will be used to finance additional equipment acquisitions necessary for our expansion.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At November 30, 2007, the Company had an accumulated deficit of ($32,159,967.) For the twelve months ended November 30, 2007, the Company sustained a net loss of ($10,657,898). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.   The Company has recently initiated a change in senior management that it believes will be instrumental in opening and exploiting new, worldwide markets in addition to the current core automotive business.  The Company will continue to present to a diverse group of blue chip private and governmental prospects, including but not limited to those in such manufacturing industries as oil pipe drilling, aerospace, off-road construction, farm implement, defense and military -- worldwide.

Hennessey Capital

We have entered into a finance program with Hennessey Capital for receivables which will assist in our cash flow as the business model develops. Even though we have secured adequate funding, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company.

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

Item 7. Financial Statements

Americhip International, Inc.

FINANCIAL STATEMENTS

November 30, 2007

Report of Independent Registered Public Accounting Firm	F – 2

Balance Sheet	F – 3

Statements of Operations	F – 4

Statements of Changes in Stockholders' Equity (Deficit)	F – 5 – 6

Statements of Cash Flows	F – 7 – 8

Notes to Financial Statements	F – 9 – 35

Report of Independent Registered Public Accounting Firm
To The Shareholders and Board of Directors of
Americhip International, Inc.

We have audited the accompanying balance sheet of Americhip International, Inc. (a Nevada corporation) as of November 30, 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americhip International, Inc. as of November 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Americhip International, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Americhip International, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
February 22, 2008

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

November 30,
2007
(audited)
ASSETS

CURRENT ASSETS
Cash	$131
Accounts receivable - trade, net	685,303
Accounts receivable - other	1,600
Related party receivable	174,010
Prepaid expenses	403,849
Inventory	135,047
TOTAL CURRENT ASSETS	1,399,940

FIXED ASSETS, NET	3,586,140

OTHER ASSETS
Deposits	39,488
Technology rights and patents, net of amortization	12,095
Goodwill	2,577,673
TOTAL OTHER ASSETS	2,629,256

TOTAL ASSETS	$7,615,336

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$39,153
Accounts payable and accrued expenses	618,100
Related party payable	85,086
Related party notes payable, current portion	22,857
Notes payable - bank, current portion	257,979
Notes payable - other, current portion	187,527
Convertible debentures, net of discounts	244,579
Accrued interest - related party	228,573
Accrued interest - other	73,821
Deferred revenue	22,000
Deposits - private placements	261,774
TOTAL CURRENT LIABILITIES	2,041,449

LONG - TERM LIABILITIES
Related party notes payable, net of current portion	163,174
Notes payable - bank, net of current portion	2,515,368
Notes payable - other, net of current portion	2,515,549
TOTAL LONG - TERM LIABILITIES	5,194,091

MINORITY INTEREST	3,413

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
184,234,723 shares issued and outstanding	184,235
Additional paid-in capital	32,352,115
Accumulated deficit	(32,159,967)
TOTAL STOCKHOLDERS' EQUITY	376,383

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,615,336

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	November 30,	November 30,
	2007	2006
	(Audited)	(Audited)

REVENUES	2,655,848	$132,616

COST OF SALES	833,736	93,728

Gross Profit	1,822,112	38,888

EXPENSES
Administrative service	1,188,824	465,526
Director fees	5,850,000	-
Consulting expense	3,394,668	8,091,109
Depreciation and amortization	382,356	75,001
Legal and accounting	440,599	318,946
License expense	120,000	1,440,000
Office expense	83,192	42,246
Bad debt expense	34,650	-
Wages - officers and directors	140,000	239,976
Wages - other	120,902	233,499
Loss on disposition of fixed assets	15,832	-
Total Expenses	11,771,023	10,906,303

LOSS FROM OPERATIONS	(9,948,911)	(10,867,415)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	43,904
Financing expense	(16,994)	(71,500)
Other income	-	5,226
Interest expense	(513,022)	(96,798)
Total Other Expense	(530,016)	(119,168)

LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(10,478,927)	(10,986,583)

INCOME TAX EXPENSE	-	-

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(10,478,927)	$(10,986,583)

LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES	(178,971)	-

NET LOSS	$(10,657,898)	$(10,986,583)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	136,059,530	52,526,526

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.21)

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance, November 30, 2005	34,575,934	$34,576	$8,622,514	$(10,515,486)	$(1,858,396)

Common stock issued in private placements for
cash received in the current year, as well as private
placement deposits recognized from the prior
fiscal year at an average proce of $0.048 per share	4,006,656	4,007	1,356,212	-	1,360,219

Common stock options issued for consulting and
services at an average price of $0.04 per share	17,932,377	17,932	5,684,152	-	5,702,084

Common stock issued for consulting and
services at an average of $0.038 per share	4,166,071	4,166	1,129,709	-	1,133,875

Common stock issued in payment of unpaid
license expense and accrued interest at an
average price of $0.085 per share	3,428,571	3,429	2,036,571	-	2,040,000

Common stock issued for the exercise of warrants
at an average price of $0.037 per share	1,428,571	1,429	375,119	-	376,548

Warrants issued for services at an average price
of $0.029 per share	-	-	388,838	-	388,838

Forgiveness of debt income related to notes
payable to two officers	-	-	244,584	-	244,584

Net loss for the year ended November 30, 2006	-	-	-	(10,986,583)	(10,986,583)

Balance, November 30, 2006	65,538,180	$65,539	$19,837,699	$(21,502,069)	$(1,598,831)

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance, November 30, 2006	65,538,180	$65,539	$19,837,699	$(21,502,069)	$(1,598,831)

Common stock issued in private placements for
cash received in the current year, as well as private
placement deposits recognized from the prior
fiscal year at an average price of $0.018 per share	12,778,261	12,778	1,563,545	-	1,576,323

Common stock options issued and exercised for
for consulting and services at an average price of
$0.022 per share	19,757,833	19,758	3,082,584	-	3,102,342

Common stock issued for consulting and services
at an average price of $0.020 per share	1,307,143	1,307	189,693	-	191,000

Common stock options issued and exercised for
prepaid consulting and services at an average price
of $0.028 per share	2,110,286	2,110	398,330	-	400,440

Common stock issued for prepaid consulting
services at an average price of $0.020 per share	142,857	143	19,857	-	20,000

Common stock issued for a discount on
convertible debentures at $0.030 per share	57,143	57	11,943	-	12,000

Warrants issued for services at an average price
of $0.026 per share	-	-	5,919,400	-	5,919,400

Common stock issued for warrants exercised	34,014,286	34,014	(34,014)	-	-

Common stock issued in payment of note payable
at an average price of $0.025 per share	29,600,000	29,600	712,400	-	742,000

Common stock issued to adjust fractional shares
subsequent to 1 for 7 reverse stock split at an
average price of $0.000 per share	12,857	13	(13)	-	-

Common stock issued in private placements for cash
received at an average price of $0.030 per share	11,400,544	11,401	336,826	-	348,227

Common stock options issued and exercised for
for consulting and services at an average price
$0.090 per share	112,000	112	9,968	-	10,080

Common stock issued for consulting and services
at an average price of $0.043 per share	2,570,000	2,570	108,730	-	111,300

Common stock issued for a deposit on an operating
lease at an average price of $0.067 per share	1,500,000	1,500	98,500	-	100,000

Common stock issued for conversion of an outstanding
convertible debenture at an average price of
$.030 per share	3,333,333	3,333	96,667	-	100,000

Net loss for the year ended November 30, 2007	-	-	-	(10,657,898)	(10,657,898)

Balance, November 30, 2007	184,234,723	$184,235	$32,352,115	$(32,159,967)	$376,383

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended,
	November 30, 2007	November 30, 2006
	(Audited)	(Audited)
Cash Flows from Operating Activities:
Net loss for the period	$(10,657,898)	$(10,986,583)
Adjustments to reconcile net loss to net cash used in
operating activities:
Forgiveness of debt	-	(43,904)
Depreciation and amortization	382,356	75,001
Amortization of finance charges	12,000	71,500
License expense	120,000	1,440,000
Warrants issued for services	5,919,400	465,386
Common stock options issued for consulting services	3,112,422	-
Common stock issued for consulting services	292,300	6,835,959
Common stock issued for the exercise of warrants	-	300,000
Loss on disposition of fixed assets	15,382	-
Changes in assets and liabilities:
Accounts receivable - trade	(275,146)	4,631
Accounts receivable - other	(1,600)	-
Prepaid expenses	229,328	(26,603)
Inventories	77,470	24,530
Bank overdraft	39,138	(4,546)
Accounts payable and accrued liabilities	(374,454)	444,132
Accrued interest payable	48,729	85,707
Deferred revenue	22,000	-
Net cash used by operating activities	(1,038,573)	(1,314,790)

Cash Flows from Investing Activities:
Payments made on related party receivable	(12,010)
Acquisition of fixed assets	(138,756)	(325,092)
Payments made for acquisition of subsidiary	(150,000)	-
Cash received from acquisition of subsidiary	19,787	-
Payments made for deposits	(36,288)	-
Net cash used by investing activities	(317,267)	(325,092)

Cash Flows from Financing Activities:
Payments made to refinance equipment of acquired subsidiary	(320,000)	-
Payments on related party payable	-	(6,287)
Payments made on related party notes payable	(23,073)	(17,556)
Payments made on notes payable - bank	(106,653)	-
Payments made on notes payable - other	(127,831)	-
Deposits - private placement	261,774	388,838
Proceeds received on convertible debentures	100,000	-
Proceeds from the issuance of common stock	1,535,712	669,407
Proceeds from long term borrowings	34,326	-
Net cash provided by financing activities	1,354,255	1,034,402

Net increase in cash	(1,585)	(605,480)
Cash, beginning of period	1,716	218
Cash, end of period	$131	$(605,262)

Supplemental Information:
Interest paid	$464,293	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW - CONTINUED

	For the year ended,
	November 30, 2007	November 30, 2006
	(Audited)	(Audited)

Common stock issued in payment of note payable	$550,000	$-
Common stock issued for consulting services	$430,440	$-
Common stock issued for private placement deposits received
in prior year	$388,838	$325,386
Contribution of capital - related party	$-	$244,584
Common stock issued for discount on convertible debentures	$12,000	$-
Conversion of accounts payable to notes payable	$158,537	$-

Assets and liabilities received for acquisition of subsidiary:
Accounts receivable - trade	$(383,142)	$-
Prepaid expenses	$(70,839)	$-
Fixed assets	$(3,477,136)	$-
Deposits	$200,000	$-
Goodwill	$(2,577,673)	$-
Note payable - bank	$(3,204,292)	$-
Note payable - other	$2,638,043	$-
Accounts payable and accrued expenses	$316,859	$-
Accrued interest - other	$19,383	$-

Exchange of liabilities for refinancing equipment of acquired subsidiaries:
Note payable - bank	$3,204,292	$-
Note payable - bank	$2,880,000	$-
Accrued interest - other	$4,292	$-

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

On March 22, 2003, the Company acquired all of the outstanding stock of AmeriChip Ventures, Inc., an 80% owner of the stock of AmeriChip, Inc., which holds the patents for the Laser Assisted Chip Control (“LACC”) technology.  For accounting purposes, the acquisition was treated as a recapitalization of AmeriChip, Inc. with AmeriChip International, Inc. as the acquirer in a reverse acquisition.

On November 12, 2003, the Company incorporated a subsidiary, AmeriChip Tool and Abrasives, LLC (hereinafter “ATA”), whose primary focus is to the sale of machining products. ATA established headquarters in Plymouth, Michigan. On August 21, 2004, AmeriChip International, Inc., through ATA, entered into an agreement to acquire certain assets of National Abrasive Systems Co. (hereinafter (“NASCO”), a Michigan corporation. NASCO is considered a related entity because its president is also the president of AmeriChip International, Inc. With the acquisition of inventory, ATA became the Company’s first fully operating subsidiary. With the establishment of planned operations in its subsidiary, the Company moved from a development stage enterprise into an operating company in August, 2004. The Company was in the development stage from December 1, 2000 through November 30, 2003. The year 2004 is the first year during which it is considered an operating company.

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

In February 2005, a Texas Corporation, AmeriChip Pipe Technologies, Inc. was formed to facilitate the implementation of flexible manufacturing system that the Company had designed to manufacture oil pipe. As of November 30, 2007, this subsidiary has generated no sales.

On April 17, 2006, the Company formed AmeriChip Automotive, Inc., a wholly owned subsidiary, to develop sales related to the automotive industry. As of November 30, 2007, no sales have been generated in this entity.

On October 19, 2006, the Company formed Excellence 3, Inc., a wholly owned subsidiary. This entity was formed in order to acquire the fixed assets of KSI Machine and Engineering, Inc. (“KSI”) as part of AmeriChip International, Inc.’s pending acquisition of the outstanding common stock of KSI. Upon acquisition of this equipment, this subsidiary leased the fixed assets back to AmeriChip International, Inc.  During the year ending November 30, 2007, however, the operating activity of Excellence 3, Inc. is reflected in the consolidated financial statements, as a result of AmeriChip’s acquisition of the outstanding common stock of KSI Machine & Engineering, Inc.

On February 15, 2007, the Company acquired all of the outstanding stock of KSI Machine & Engineering, Inc. (KSI). Upon its acquisition, KSI became a fully owned subsidiary of AmeriChip International, Inc. Concurrent with its acquisition by AmeriChip International, Inc., KSI’s status as a Subchapter S Corporation for Federal Income Tax purposes was terminated, effective January 1, 2007. In addition, the fiscal year end of KSI was changed from December 31 to November 30 of each year, in order to coincide with the fiscal year of AmeriChip International, Inc. KSI is a Tier 1 automotive supplier, who provides CNC machining services to its customers (See note 3).

The year end of AmeriChip International, Inc. and its affiliated subsidiaries is November 30.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At November 30, 2007, the Company had an accumulated deficit of $32,159,967, limited cash, and negative working capital. For the year ended November 30, 2007, the Company sustained a net loss of $10,657,898. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – ACQUISITION OF SUBSIDIARY

On February 15, 2007, AmeriChip International, Inc. acquired 100% of the common stock of KSI Machine & Engineering, Inc. (hereinafter “KSI”). The acquisition price of KSI’s common stock was $2,988,043, subject to a post closing due diligence analysis by Company management and its professional representatives. Deposits related to this acquisition in the amount of $200,000, which had been previously paid by AmeriChip and reflected as deposits on the Company’s historical balance sheet, were used to offset the purchase price. In addition, the

Company paid the seller $150,000 on the closing date, resulting in a net obligation due by the Company to the seller in the amount of $2,638,043 (See Note 11).

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
$2,988,043

Terms of the obligation due to the seller originally required monthly payments of $50,000, inclusive of interest accruing at a rate of 7% per annum, over a period of 24 months. On October 30, 2007, however, the terms of this agreement were modified. The monthly payments were revised to $6,000 per week. All of the other terms of the promissory note remained unchanged. At the end of the 24 month period, any remaining unpaid balance is due to the seller. Additional principal payments are required over the term of the loan if the average closing price of AmeriChip’s common stock reaches certain minimum levels over a consecutive ten day period. If the average closing price of AmeriChip’s common stock reaches $0.30 per share over a consecutive ten day period, one-third of the unpaid balance is due within 60 days. After this first period, if the average closing price of AmeriChip’s common stock reaches $0.40 per share over a consecutive ten day period, one-half of the unpaid balance is due within 60 days. After this second period, if the average closing price of AmeriChip’s common stock reaches $0.50 per share over a consecutive 10 day period, the entire unpaid balance is due. As of the date of this report, none of the minimum closing price levels have been achieved.

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

Terms of the bank obligation amounting to $1,600,000 require monthly payments in the amount of $26,298, inclusive of interest accruing at a rate of 9.68% per annum, over a period of 7 years. This obligation is secured by the net assets of Excellence 3, Inc., the primary obligor, while being supported by the guarantees of AmeriChip International, Inc., KSI, the Chief Executive Officer of AmeriChip and the Chief Financial Officer of AmeriChip. As a result of this obligation, the bank has a first security interest in the assets acquired by Excellence 3, Inc. (See Note 11).

Terms of the short-term bank obligation amounting to $1,280,000 require interest only payments, accruing at a rate of 9.68% per annum, for the period of March 15, 2007 through July 15, 2007. This term was subsequently extended by the Detroit area bank which provided the temporary financing until February 1, 2008. During this period of time, the SBA is obligated to sell bonds through a local area taxing authority in order to provide the permanent financing related to this portion of the loan. The SBA portion of the financing will be provided no later than February 1, 2008. Terms of the SBA portion of the financing will require payments over a ten year period, with interest accruing at a rate dependent upon the rate at which the supporting bonds are sold at. In addition, upon permanent funding by the SBA, finance charges of approximately $37,000 will be due to the SBA. These finance charges will be added to the obligation due to the SBA, resulting in a total obligation due in the amount of $1,317,000 upon funding by the SBA (See Note 11).

In addition to the terms previously described, KSI entered into a lease agreement with the former owner of KSI related to the building utilized by KSI. As a result of this agreement, payments in the amount of $28,000 are due on a monthly basis over a 5 year period. In conjunction with this agreement, AmeriChip International, Inc. entered into a sublease agreement with its KSI subsidiary for the portion of the building facility deemed to be used by AmeriChip administrative personnel. This sublease agreement requires monthly payments in the amount of $3,500 by AmeriChip International, Inc. to KSI over a five year period. The primary lease agreement requires AmeriChip International, Inc. to acquire the leased building for $3,500,000 on or before the expiration of the lease agreement.

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

The consolidated financial statements of the Company for the year ending November 30, 2007 includes the results of operations related to KSI for the period of February 15, 2007 (date of acquisition) through November 30, 2007.

The Company's unaudited proforma results for the twelve months ended November 30, 2007 and 2006 assuming the merger occurred on December 1, 2006 and 2005, respectively, is as follows:

	2007	2006
Net sales	$3,426,023	$249,925
Net loss	$(10,733,940)	$(11,304,737)
Basic loss per share	$(0.08)	$(0.22)
Weighted average shares	136,059,030	52,526,526

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect December 1, 2006 or 2005, or the future results of operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Pronouncements-Recent
In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date of this standard is for fiscal years that begin after November 15, 2007. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the FASB issued SFAS 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. Management has not determined the impact that the adoption of this statement will have on the Company’s financial condition or results of operations.

In March, 2006, the FASB issued SFAS 156, “Accounting for Services of Financial Assets – an Amendment of FASB Statement No. 140” (hereinafter “SFAS No. 156”). This statement amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that results from a transfer, acquisition or assumption of financial assets or liabilities. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose among two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement also permits at its initial adoption a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. Finally, this statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (hereinafter “SFAS No. 155”). This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement No. 133. This statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. Finally, this statement amends Statement No. 140 to eliminate prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

Accounting for Convertible Notes and Securities with Beneficial Conversion Features
Following guidance by Emerging Issues Task Force (EITF) 00-27, the Company allocates a portion of proceeds received from convertible notes to warrants (granted to note holders) and also to the beneficial conversion feature of the debt.  The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders’ equity.  The discounts are amortized over the life of the loans.

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. For the year ended November 30, 2007, the Company had estimated that no allowance for doubtful accounts was necessary, as all of the Company’s receivables are expected to be collected. This assessment may change, as the Company develops the appropriate history of transactions in its operating companies and a provision for doubtful accounts will be established. During the fiscal year ended November 30, 2007, however, the company reflected a bad debt expense in the amount of $34,650, related to the amount due from a specific customer which was deemed by management to be uncollectible.

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

Concentration of Credit Risk
The Company maintains the majority of its cash in one commercial account at a major financial institution. At November 30, 2007, the Company’s cash balance did not exceed FDIC limits.

Derivative Instruments
The FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140”. These statements establish accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At November 30, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Losses) Per Share
On January 1, 1998, the Company adopted SFAS 128, which provides for calculation of “basic” and “diluted” earnings (losses) per share. Basic earnings (losses) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to diluted earnings per share. Although there were common stock equivalents outstanding at November 30, 2007 and 2006, they were not included in the calculation of earnings per share because they would have been considered antidilutive. These common stock equivalents principally include outstanding warrants of 3,625,000 as of November 30, 2007 respectively.

Fair Value Financial Instruments
The Company’s financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, include trade accounts receivable and payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2007.

Inventories
Inventories, which primarily consist of items available for sale, as well as work in process, are recorded using the weighted average method and valued at the lower of cost or market. As of November 30, 2007, the inventory of the Company’s subsidiary AmeriChip Tool and Abrasives, LLC totaled $20,492, which principally consisted of grinding and abrasive products. As of November 30, 2007, the inventory of the Company’s subsidiary KSI Machine & Engineering, Inc. consisted of $114,555 of work in process. Costs which are allocated to jobs in process inventory include direct labor, payroll taxes and benefits, perishable tools, supplies, depreciation on machinery and equipment, shipping costs, and other direct costs. These costs do not include materials expense, due to the fact that the subsidiary’s customers purchase the material directly.

Principles of Consolidation and Minority Interest
The consolidated financial statements of AmeriChip International, Inc. include the accounts of the following companies: AmeriChip International, Inc., AmeriChip Tool and Abrasives, LLC, AmeriChip Canada, Inc., AmeriChip Ventures, Inc., AmeriChip, Inc., KSI Machine & Engineering, Inc., and Excellence 3, Inc.  All material intercompany transactions have been eliminated.

During the years ended November 30, 2007 and 2006, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

The Company recognized $378,149 and $70,794 in depreciation expense for the years ended November 30, 2007 and November 30, 2006, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

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
During the year ended November 30, 2007, the company returned the CNC lathe machine to the manufacturer, in exchange for the unpaid balance due on the machine in the amount of $186,568, resulting in a loss on the disposition of the machine in the amount of $15,832 being reflected in the Company’s statement of income.

Impairment of Long-Lived Assets
In October, 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001.

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of November 30, 2007, no impairment was deemed necessary.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 (hereinafter “SFAS No. 109”), “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At November 30, 2007, the Company had deferred tax assets of approximately $10,900,000, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at November 30, 2007.

The significant components of the deferred tax assets at November 30, 2007 and 2006 were as follows:
November 30, 2007

Net operating loss carryforward	$32,160,000
Warrants issued:	$88,838
Deferred tax asset	$10,900,000
Deferred tax asset valuation allowance	$(10,900,000)

At November 30, 2007, the Company has net operating loss carryforwards of approximately $32,160,000, respectively, which expire in the years 2021 through 2027. The Company recognized $88,838 of losses from issuance of warrants for services during the fiscal years ended November 30, 2007, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from November 30, 2006 to 2007 was $3,700,000.

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

During the year ended November 30, 2007, the corporation incurred a net loss related to the sale of a significant amount of inventory at a substantially discounted sales price. Management determined that the sale of this inventory constituted a discontinued operation, which is reflected in the Company’s statement of income in an amount approximating $179,000 (See note 12). The loss from this discontinued operation is reflected net of its income tax effect. Of the $10,900,000 deferred tax asset reflected as of November 30, 2007, $61,000 is allocated to the loss from discontinued operations, while the remaining $10,839,000 is allocated to continuing operations. Because management cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, the deferred tax asset of $61,000 which was allocated to discontinued operations is offset by a valuation allowance in the same amount as the deferred tax asset.

Revenue and Cost Recognition Policies
The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.  For sales generated by the KSI subsidiary, the Company recognizes revenue from product sales when products are shipped.  For sales generated by other subsidiaries, revenue is recognized upon delivery and acceptance. The Company has not provided an allowance for sales returns because the Company’s historical sales experience indicates that a very immaterial amount of sales are subsequently returned.  Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer’s blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

As an agent for vendors, the Company recognizes its commissions when the earnings process is completed (delivery taken and title passed to the customer) and collection is probable.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, depreciation expense and packaging supplies.

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

Goodwill
As of November 30, 2007, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. In accordance with SFAS No. 141 (revised 2007), the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill exists as of November 30, 2007. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock include the Company’s Tier 1 status for automotive customers, a strong credit history for KSI, and a platform by which AmeriChip may begin to implement the use of its patented Laser Assisted Chip Control technology. These benefits still exist as of November 30, 2007. Impairment will again be evaluated at the end of the Company’s following fiscal year.

NOTE 5 – STOCK OPTIONS AND WARRANTS

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In December, 2004, the FASB issued SFAS 123 (R) (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Statement Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting of share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company was previously reporting in compliance with SFAS No. 123.

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

During the year ended November 30, 2007, the Company registered an additional 120,000,000 shares of common stock under this plan. During the same fiscal year, 153,188,832 options were exercised under this plan at an average price of $0.023 per share for $3,522,862 of consulting and advisory services. These options were valued at the market price on the date of grant. All options were exercised immediately upon grant, and therefore, the Company has deemed that no additional value should be assigned to the options. As of November 30 2007, there were 34,528 options available to be issued under this plan.

The following is a summary of stock option plan activity:

	Number of Shares Outstanding Under the Option Plan	Weighted Average Exercise Price

Outstanding December 1, 2005	-	-
Granted	125,526,640	$0.04
Exercised	(125,526,640)	(0.04)
Outstanding November 30, 2006	-	$-
Weighted average fair value of
options granted during the
year ended November 30, 2006		$-

Outstanding December 1, 2006	-	$-
Granted	153,188,832	0.023
Exercised	(153,188,832)	(0.023)
Outstanding November 30, 2007	-	$-

Weighted average fair value of options granted during the year ended November 30, 2007	$-	$-

Warrants
As of November 30, 2007, an outstanding warrant to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.080 per share was reflected in the balance sheet at a fair market value of $24,300. Additionally, an outstanding warrant to acquire 1,250,000 shares of the Company’s common stock at an exercise price of $0.12 per share was reflected in the balance sheet as of November 30, 2007 at a fair market value of $27,000. In addition, an outstanding warrant to acquire 1,375,000 shares of the Company’s common stock at an exercise price of $0.05 per share was reflected in the balance sheet as of November 30, 2007, at a fair market value of $37,538. As a result, warrants with a fair value of $88,838 were outstanding as of November 30, 2007.

The fair value of common stock and warrants issued in the year ending November 30, 2007 was estimated on the grant date using the Black-Scholes Option Price Calculation with the following assumptions: risk-free interest rate is 4%, volatility is 148%, expected life is .5 to 3 years, and there is no dividend yield.

During the year ended November 30, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 1,600,000 shares of common stock at no exercise price. The minimum holding period for 500,000 shares is six months from the grant date, the minimum holding period of another 500,000 shares is one year from the grant date, and the minimum holding period of the final 600,000 shares is one and one-half years from the grant date. The maturity of these warrants is five years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $36,400. During the year ended November 30, 2007, these warrants were exercised at a price of $0.02 per share, for a total exercise price of $32,000.

During the year ended November 30, 2007, warrants were issued pursuant to an agreement with an officer and director to acquire 100,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $2,600,000. During the year ended November 30, 2007, these warrants were exercised at a price of $0.02 per share, for a total exercise price of $2,000,000.

During the year ended November 30, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 100,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $2,600,000. During the year ended November 30, 2007, these warrants were exercised at a price of $0.02 per share, for a total exercise price of $2,000,000.

During the year ended November 30, 2007 warrants were issued pursuant to an agreement with another officer and director to acquire 20,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $520,000. During the year ended November 30, 2007, these warrants were exercised at a price of $0.02 per share, for a total exercise price of $400,000. In addition to exercising the aforementioned warrants, this same officer and director also exercised warrants for 10,000,000 shares of common stock which were issued during the fiscal year ended November 30, 2007. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $200,000.

During the year ended November 30, 2007, warrants were issued pursuant to an agreement with another officer and director to acquire 5,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $130,000. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $100,000.

During the year ended November 30, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 500,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.026 per share. As a result, the fair value of these warrants on the date of grant was determined to be $13,000. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $10,000.

During the year ended November 30, 2007, warrants were issued pursuant to an agreement with a key employee to acquire 1,000,000 shares of common stock at no exercise price. The maturity of these warrants is 5 years from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the average fair market value for the 15 day period prior to the grant date of the corresponding stock of $0.02 per share. As a result, the fair value of these warrants on the date of grant was determined to be $20,000. These warrants were exercised at a price of $0.02 per share, for a total exercise price of $20,000.

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

During the year ended November 30, 2006, a second set of warrants was issued pursuant an agreement with the same officer and director that exercised the aforementioned warrants to acquire 10,000,000 shares of the Company’s common stock. These warrants were issued with no exercise price. The maturity of these warrants is six months from the grant date. Due to the lack of a specific exercise price, the Black-Scholes Option Price Calculation could not be used in order to determine the fair value of the warrants on the date of grant. Accordingly, the fair value of these warrants was estimated to be the fair market value of the corresponding stock as of the grant date of $0.03 per share. As a result, the value of these warrants on the grant date was determined to be $300,000. These warrants were exercised during the year ended November 30, 2007.

Accordingly, the fair value of all warrants issued by the Company during the year ended November 30, 2006 was $765,386, while the fair value of all warrants exercised during the year was $376,548. As a result, warrants with a fair value of $388,838 were outstanding as of November 30, 2006.

The following is the summarized information about stock warrants outstanding and exercisable at the fiscal years ended November 30, 2007 and 2006:

	Number of Warrants Outstanding	Weighted Average Remaining Life	Average Exercise Price
During the year ended November 30, 2006:
Issued	33,625,000	0.69	$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	0.50	0.030
Total warrants outstanding at November 30, 2006	13,625,000	0.60	$0.037
Total unexercised warrants at November 30, 2006	13,625,000	0.60	$0.037

During the year ended November 30, 2007:
Issued	227,900,000	4.99	$0.026
Cancelled	-	-	-
Exercised	(237,900,000)	4.42	0.026
Total warrants outstanding at November 30, 2007	3,625,000	0.15	$0.080
Total unexercised warrants at November 30, 2007	3,625,000	0.15	$0.080

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

During the year ended November 30, 2007, the Company filed Form DEF 14C with the Securities and Exchange Commission, whereby the Board of Directors authorized a 1 for 7 reverse stock split. As a result of this reverse stock split, the Company issued 1 share of the Company’s common stock to each of the shareholders of record in exchange for 7 shares of common stock held by each shareholder. The net result of this reverse stock split was to reduce the number of common shares outstanding to one – seventh of their previous amounts. On August 13, 2007, the Corporation enacted its 1 for 7 reverse stock split.

During the year ended November 30, 2007, 89,447,828 shares of common stock were issued at an average price of $0.018 per share in a private placement for $1,576,323 in cash; 50,000 shares of common stock were issued to one of the Company’s officers and directors for consulting services at an average price of $0.04 per share for $2,000; 400,000 shares of common stock were issued for discount fees related to a convertible debenture at an average price of $0.03 per share for $12,000; 153,076,832 shares of common stock were issued for stock options at an average price of  $0.023 per share for  consulting services with a fair value of $3,512,782 and 10,100,000 shares of common stock were issued at an average price of $0.020 per share for consulting services with a fair value of $199,000. All of these shares and options were issued prior to the reverse stock split which was enacted on August 13, 2007.

During the year ended November 30, 2007, contributed capital was recorded in the amount of $5,919,400, which resulted from warrants issued pursuant various consulting agreements and for director fees. These warrants were issued prior to the reverse stock split enacted on August 13, 2007.

During the year ended November 30, 2007, and subsequent to enactment of the 1 for 7 reverse stock split, 29,600,000 shares of common stock were issued at an average price of $.025 per share in exchange for the amount due on a related party payable to the recipient of the stock in the amount of $742,000; 11,400,544 shares of common stock were issued at an average price of $0.030 per share in a private placement for $348,227; 112,000 shares of common stock were issued for stock options at an average price of $0.090 per share for consulting services with a fair value of $10,080; 2,570,000 shares of common stock were issued at an average price of $.043 per share for consulting services with a fair value of $111,300; 1,500,000 shares of common stock were issued at an average price of $0.067 per share for a deposit on an operating lease in the amount of $100,000; 3,333,333 share of common stock were issued at an average price of $0.030 per share for the payment of a convertible debenture in the amount of $100,000 and 12,572 shares of common stock were issued at an average price of $0.00 per share to adjust for fractional shares held by shareholders as a result of the reverse stock split.

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

NOTE 7 – CONTRACTS AND AGREEMENTS

Kar Enterprises, Inc.
During the year ended November 30, 2006, the Company acquired a CNC lathe machine in the amount of $257,600 from Kar Enterprises, Inc. (See Note 4).  The acquisition of this machine required a down payment of $15,000, with monthly payments of $5,000 required the following two months. At the end of the third month after acquisition, the agreement required the Company to pay the remaining balance of $232,600. Subsequent to the acquisition date, the payment terms were renegotiated. The revised terms required continuing monthly payments of $5,000 per month, instead of the balance due at the end of the third month. As of November 30, 2006, the unpaid balance due on this machine was $228,368, and is included in accounts payable. At the date of acquisition, the Company signed a security agreement with the seller, whereby the machine was pledged as security in the event of the Company’s default on this obligation.

During the year ended November 30, 2007, the Company returned the CNC lathe machine to the manufacturer in exchange for the amount due on the Company’s obligation to Kar Enterprises, Inc. in the amount of $183,568.04. This sale resulted in a loss on the disposition of the fixed asset in the amount of $15,832, which is reflected in the Company’s statement of income.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into a standby equity distribution agreement and various security and debenture agreements with Cornell Capital (See Note 11). The Company agreed to reserve 81,119,403 shares of common shares under these agreements and to pursue a registration of these shares with Securities and Exchange Commission. As of November 30, 2007, 31,429,368 common shares have been distributed to Cornell Capital in accordance with these agreements. As of November 30, 2007, the Company is in a lawsuit with Cornell Capital regarding Cornell’s claim of shares issued under Section 144 of restricted stock. This legal dispute has not been resolved.  Cornell has made demands for the conversion of 1,288,401 shares of the Company’s common stock which have not been delivered.  Management has decided to fully resolve its legal dispute with Cornell prior to any further issuance of common stock under the conversion clauses of their agreements. Management expects that the outcome of this lawsuit will be that the Company will be obligated to Cornell for a maximum amount of $244,579 which has been reflected as a liability by the Company, and that Cornell will be required to provide a complete accounting of its stock conversions, as well as return any shares converted in excess of the number of shares escrowed. Accordingly, an obligation in the amount of $244,579 is reflected in the Company’s balance sheet. As of November 30, 2007, this obligation is in default. Payment of this obligation is being withheld pending the outcome of the lawsuit with Cornell.

During the year ended November 30, 2007, the Company took delivery of and installed a coordinate measuring machine in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. This equipment was financed through a capital lease agreement, whereby the Company is obligated for monthly lease payments in the amount of $953 through June 30, 2010. At the expiration of the lease, the Company has the option of acquiring the equipment for a price of $1 (SEE note 4).

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

As a result of the stock purchase agreement previously identified, the total of the previously unrecognized license expense related to the two shareholders included in the stock purchase agreement was immediately recognized as an expense during the year ended November 30, 2006. Accordingly, the Company recognized $1,440,000 of expenses for the year ended November 30, 2006 under the licensing agreement as licensing expense. The one unpaid shareholder has agreed to a suspension of payments until the Company begins to generate substantial revenues from operations. The amounts owed to this shareholder will continue to accrue monthly.

During the year ended November 30, 2006, the remaining shareholder assigned his interest in the obligation owed to him by the Company to an outside entity. AmeriChip was not a party in this assignment agreement. On August 21, 2007, the Company issued 20,000,000 shares of its common stock to the assignee of this obligation, in exchange for the accrued license fee balance owed to the assignee in the amount of $550,000 (see note 5). In addition, on October 17, 2007, the Company issued an additional 9,600,000 shares of common stock to this same assignee in the amount of $192,000, in exchange for the amount due for an additional three months of licensing fees due to the assignee in the amount of $30,000 and for a prepayment of future license fees obligations in the amount of $162,000 (See note 6).

As of November 30, 2007, the principal amount due to the shareholders under the licensing agreement was $0.  The accrued interest on the principal is $228,573 and is included in accrued interest. As a result of the prepayment of license fees paid to the assignee of the remaining license fee obligation, the assignee is obligated to the Company in the amount of $162,000 as of November 30, 2007, and is included in the related party receivable.

Operating Lease
During the year ended November 30, 2007, the Company entered into a 39 month operating lease for a vehicle, with lease payments of approximately $595 due on a monthly basis. The remaining approximate lease payments for the contract are as follows:

Years Ending November 30;
2008	$7,140
2009	$7,140
2010	$7,140
2011	595

During the year ended November 30, 2007, the Company entered into a 60 month operating lease for certain equipment, with a deposit in the amount of $145,000 being paid by the Company at the inception of the lease. This deposit represents prepaid rent expense, which is being amortized over the term of the lease. In addition, lease payments in the amount of $3,525 are due on a monthly basis over a period of 59 months. The remaining approximate lease payments for the contract are as follows:

2008	$42,300
2009	$42,300
2010	$42,300
2011	$42,300
2012	$38,775

Rental Agreement
During the year ended November 30, 2004, the company signed a lease agreement and made a deposit of $2,000 for the rental of office space in Plymouth, Michigan. The lease term is for five years and payments of $2,000 per month were required on a gradually increasing scale. During the year ended November 30, 2007, the Company moved their operations, which were formerly located in the Plymouth facility, to its main facility in Clinton Township, Michigan. As a result, the lease agreement for the Plymouth facility was cancelled.

On February 15, 2007, the Company signed a lease agreement with the former sole shareholder of KSI for the rental of the Company’s primary operating facility in Clinton Township, MI. The lease term is for five years and monthly lease payments in the amount of $28,000 are required. The remaining approximate lease payments for the contract are as follows:

2008	$336,000
2009	$336,000
2010	$336,000
2011	$336,000
2012	$228,000

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

The following is a summary of technology licenses and patents and accumulated amortization:

November 30, 2007
Technology licenses and patents	$42,069
Less accumulated amortization	(29,974)
$12,095

Amortization expense was $4,207 in each of the years ended November 30, 2007 and 2006.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has a related party payable attributable to shareholder advances totaling $85,086 as of November 30, 2007. These advances are not interest bearing and are payable upon demand.

In addition, as of November 30, 2006, the Company entered into a licensing agreement described in Note 8. During the year ended November 30, 2006, the Company entered into a stock purchase agreement with two of the shareholders, whereby the Company issued common stock in full payment of the Company’s obligations to these shareholders. See note 8 regarding the assignment of the Company’s obligation to the third shareholder to an outside entity.
In addition, during the year ended November 30, 2007, the Company issued 20,000 shares of its common stock in full payment of the accrued amount due to the assignee of the remaining licensing obligation in the amount of $550,000. Additionally, during the year ended November 30, 2007, the Company issued 9,600,000 shares of its common stock to the same assignee in payment of the additional license fees accrued for $30,000 and for a prepayment of future license accruals in the amount of $162,000. As of November 30, 2007, the amount due to the Company from the assignee as a result of this prepayment was $162,000.

During the year ended November 30, 2007, the Company paid $12,010 to an officer of the Company as a loan to that officer. As of November 30, 2007, this entire loan amount was due from the officer and is reflected as a related party receivable. As a result, the total amount due to the company as a related party receivable at November 30, 2007 is $174,010.

See Note 5 regarding warrants issued to an officer and director, Note 6 regarding common stock issued to officers and directors, Note 8 regarding a licensing agreement with shareholders, and Note 11 regarding long-term debt to a related party.

NOTE 11 - LONG-TERM DEBT

Related Party Note Payable
In August 2004, the Company signed a ten-year promissory note with a related party, secured by the equipment and inventory acquired as a result of this obligation. The note includes terms of 3.5% interest per annum, interest only payments of $729 per month for the first six months and monthly payments thereafter of $2,417.

Payments of principal and interest are due on this note as follows for the next five years:

2008	$29,004
2009	$29,004
2010	$29,004
2011	$29,004
2012	$29,004

The balance of the Company’s notes payable at November 30, 2007 was as follows:

Related party note	$186,031
Less: Current portion	(22,857)
Long-term portion	$163,174

Notes Payable - Bank
On February 15, 2007, Excellence 3, Inc., a subsidiary of KSI Machine & Engineering, Inc. acquired a majority of the fixed assets of KSI, subsequent to the acquisition of KSI’s common stock by AmeriChip (See Note 3). In order to finance this equipment acquisition, the Corporation is obligated to two local area banks as of November 30, 2007.

Terms of one 7 year promissory note in the amount of $1,600,000 includes a 9.68% interest rate per annum, with payments in the amount of $26,298 being made on a monthly basis, inclusive of interest, beginning March 15, 2007.   Terms of a 5 month promissory note in the amount of $1,280,000 includes a 9.68% interest rate per annum, with interest only payments being made on a monthly basis, beginning March 15, 2007. The length of this agreement was subsequently extended until June 1, 2008.

The balance of the note at November 30, 2007 was as follows:

Note payable – other	$2,773,347
Less: Current portion	(257,979)
Long-term portion	$2,515,368

Payments of principal and interest are due on this note as follows for the next five years:

2008	$439,448
2009	$438,448
2010	$439,448
2011	$439,448
2012	$439,448

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

Terms of the 2 year promissory note includes a 7% interest rate per annum, with minimum payments of $50,000 being required on a monthly basis, inclusive of interest, beginning March 15, 2007. The minimum required payments were subsequently revised to $6,000 per week, effective October 30, 2007 (see note 3).

During the year ended November 30, 2007, the Company took delivery of and installed a coordinate measuring machine in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. This equipment was financed through a capital lease agreement, whereby the Company is obligated for monthly lease payments through June 30, 2010. Terms of this obligation include payments to be made by the Company in the amount of $953 per month from December 1, 2007 through June 30, 2010. Interest on this capital lease obligation is calculated at 10% per annum.

As of November 30, 2007, the Company was obligated in the amount of $118,260 to several vendors, related to the conversion of its account payable balance to a note payable. Terms of these obligations require various monthly payments, with no interest accruing on this obligation.

As of November 30, 2007, the Company was obligated in the amount of $13,750 to an unrelated company for the acquisition of fixed assets. Terms of this obligation require monthly payments in the amount of $1,250, with no interest accruing on this obligation.

The balance of the notes at November 30, 2007 were as follows:

Note payable - other	$2,703,076
Less: Current portion	(187,527)
Long-term portion	$2,515,549

Payments of principal and interest are due on these notes as follows for the next five years:

2008	$414,997
2009	2,510,302
2010	6,454
Total	$2,931,753

Convertible Debenture
During the year ended November 30, 2007, the Corporation entered into a convertible debenture agreement with an unrelated investor in the amount of $100,000. This obligation was due December 7, 2007. The principal amount due to the holder of this obligation is convertible into shares of the Company’s common stock at a conversion rate of $0.10 per share. The debenture was convertible, at the holder’s option, any time prior to the maturity date of this obligation. At the inception of this obligation, the Corporation issued 400,000 shares of its common stock as a loan discount fee related to the obligation. This common stock was issued at a fair market value of $0.03 per share, resulting in a loan discount fee in the amount of $12,000. This discount is being amortized over the 1 year term of this obligation. During the year ended November 30, 2007, amortization in the amount of $12,000 was reflected as an expense on the Company’s financial statements.

Terms of the 1 year promissory note in the amount of $100,000 includes an 18% interest rate per annum, with interest only payments being made on a monthly basis, beginning January 7, 2007.

During the year ended November 30, 2007, the holder exercised his option to convert this debenture into shares of the Company’s common stock. Accordingly, the Company issued 3,333,333 shares of its common stock to the holder at an average price of $0.03 per share for an amount of $100,000 in full payment of this debenture (See note 6).

As of November 30, 2007, the company was obligated under its standby equity agreement with Cornell Capital Partners, LLC (see note 8). The principal amount of the obligation is shown net of the unamortized portion of the loan discount fee. As a result, the Company’s balance sheet reflects $240,579 due on this obligation. This obligation is the subject of an ongoing lawsuit between Cornell Capital Partners, LLC and the Company.

NOTE 12 – LOSS ON DISCONTINUED OPERATIONS
During the year ended November 30, 2007, the corporation sold a majority of the inventory acquired from which it had acquired from a related party in August, 2004. This inventory was sold for $4,500 in cash and a vendor credit in the amount of $960. As a result of this transaction, the Corporation incurred a loss in the amount of $178,971 related to this transaction. The inventory sold in this transaction was deemed to constitute a product line of AmeriChip Tool and Abrasives, a subsidiary of AmeriChip International, Inc. This product line is being discontinued by the Company. Accordingly, the loss on this transaction in the amount of $178,971 is reflected as a loss from discontinued operations in the Company’s statement of income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended November 30, 2007.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period except that on June 18, 2007, AmeriChip International, Inc. (the “Company”) dismissed Williams & Webster, P.S. as its independent registered public accounting firm. Effective June 18, 2007, we engaged Jewett, Schwartz, Wolfe & Associates as our new independent registered public accounting firm.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principle Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended November 30, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of November 30, 2007.

ITEM 8B. OTHER INFORMATION

All requisite reports on Form 8-K were filed in the forth quarter ended November 30, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officer as of November 30, 2007 are as follows:

Name	Age	Position
Marc Walther	51	Chief Executive Officer and Director
Thomas Schwanitz	56	Chief Financial Officer, Director
Edward Rutkowski	42	Director, Vice President Research & Development

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

Edward Rutkowski. Mr. Rutkowski is a member of our Board of Directors and has been serving in that capacity since May 2003. Mr. Rutkowski has also served the Company in a variety of capacities since May 2003, as Vice President, Research, Research & Development and is our Chief Technology Officer. Prior to joining the Company, Mr. Rutkowski founded AmeriChip, Inc. and AmeriChip Ventures in January 2001. Between 1993 and January 2001, Mr. Rutkowski had been employed in various capacities involving product engineering, technical support, distribution and marketing of products within the automotive industry, most recently as a distribution account specialist for Komet of America and prior to working with Komet, Mr. Rutkowski worked as a Supplier Product Engineer for EWIE Company of Romeo, MI. In 1993, Mr. Rutkowski developed and was issued the patent for the AmeriChip laser chip control process which is currently held by AmeriChip.

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

Advisory Committee

In 2007, we created a compensation committee and made changes to our Audit and Advisory Committees.  Mr. John Aguero, Mr. Alvin Snaper, Ms. Windsor and Mr. John Rehfeld were all appointed to the Board of Advisors.

Compensation Committee

John Rehfeld heads up the Compensation committee and is currently reviewing payroll, benefit and bonus structures. In February 2008, Mr. Ken W. Mann, was appointed President of AmeriChip Canada Inc and was appointed to the compensation comitttee.

AmeriChip Canada Inc.

In February 2008, Mr. Kenneth W Mann was appointed President and Director of AmeriChip Canada Inc. replacing Ms. R Windsor.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of November 30, 2007, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

Audit Committee

The principal functions of the Audit Committee is to recommend the annual appointment of the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any the Company’s internal control procedures. Our audit committee consists Peter Wanner, Rhonda Windsor and Martin Scott.   The Board of Directors believes that the Audit Committee, is capable of concluding that the Company’s disclosure controls and procedures were effective for purposes of the Securities Exchange Act of 1934 filings with the Securities and Exchange Commission. The full audit committee is currently being constituted and will have two outside directors, one of which will be the chairman.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended November 30, 2007, 2006 and 2005, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

David Howard(1)	2007	$0	—	—	—	—
Former Chairman of the Board of	2006	$0	—	—	—	—
Directors and former Officer	2002	$0	—	—	—	—

Marc Walther	2007	$70,000	—	$2,000,000	—	—
Chief Executive Officer, President and	2006	$0	—	$200,000	—	—
member of the Board of Directors	2005	$116,975	—	—	—	—

Thomas Schwantiz	2007	$0		$102,000
Chief Financial Officer	2006
	2005		—	—	—	—

Ed Rutkowski	2007		—	$2,000,000	—	—
Director, Vice President of Research and	2006	$70,000	—	$200,000	—	—
Development, Chief Operating Officer	2005	$123,001	—	—	—	—

Richard Rossmann	2007	$0	—	$600,000	—	—
Director, President	2006		—	$720,000	—	—
	2005		—	—	—	—
________________________
 (1)  On February 5, 2008 the Board of Directors resolved to issue a total of 115,000 preferred Series A shares to each of Directors, Walther and Rutkowski and 25,000 preferred Series A shares to Director Schwanitz as compensation for providing personal guarantees on behalf of the Corporation.  These shares are not convertible to common shares and are non–participating.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of November 30, 2007. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of November 30, 2007, we had 184,236,733 shares of common stock outstanding.

Name and Address	Title of Class	Shares Beneficially Owned (1)	Percent of Class(1)

Marc A Walther 24700 Capital Clinton Township MI 48036(Director)	Common	19,571,429	10.62%
Edward Rutkowski 24700 Capital Clinton Township MI 48036 (Director)	Common	19,571,429	10.62%
Thomas P Schwanitz (2) 24700 Capital Clinton Township MI 48036 (Director)	Common	1,095,179	*
Richard H Rossmann (3) 24700 Capital Clinton Township, MI 48036 (Director)	Common	7,214,286
Officers and Directors as a Group (4Persons)	Common	47,452,323	25.76
______________________
*	Less than 1%.

(1)
Applicable percentage of ownership is based on 184,236,723 shares of common stock outstanding as of November 30, 2007, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of November 30, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	On January 11,2006 . Thomas Schwanitz was appointed our Chief Financial Officer.

(3)	On April 18, 2006 Mr. Richard H Rossmann was appointed a director of the Company as well as President of AmeriChip Automotive Inc. and Mr. Rossmann resigned in September 2007.

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

(1) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 4, 2001.
(2) Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 15, 2005.
(3) Filed herewith.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Jewett, Schwartz, Wolfe & Associates ("Jewett, Schwartz")  billed us in the aggregate amount of $50,400 for professional  services  rendered for their  audit  of our  annual  financial  statements  and  their  reviews  of the financial  statements  included in our Forms 10-QSB for the year ended  November 30, 2007 and Williams Webster (“Williams”)  billed us an aggregate amount of   $80,000 for professional  services  rendered for their  audit  of our  annual  financial  statements  and  their  reviews  of the financial  statements  included in our Forms 10-QSB for the year ended  November 30, 2006.

AUDIT-RELATED FEES

Jewett, Schwartz did not bill us for, nor perform professional  services rendered for  assurance  and  related  services  that  were  reasonably  related  to  the performance  of audit or review of the Company's  financial  statements  for the fiscal years ended November 30, 2007 and November 30, 2006, respectively.

TAX FEES

Jewett, Schwartz did not bill us for, nor were perform professional services rendered for tax related services for the fiscal years ended November 30, 2007 and November 30, 2006, respectively

ALL OTHER FEES

Jewett, Schwartz did not bill us for, nor were perform professional services rendered during the last two fiscal years, other than as reported  above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmeriChip International, Inc.

By:	/s/ Marc Walther
Chief Executive Officer, Chairman of the Board of Directors February 27, 2008

AmeriChip International, Inc.

By:	/s/ Thomas Schwanitz
Chief Financial Officer, Director February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

/s/ Marc Walther
Marc Walther
Chief Executive Officer, Chairman of the Board of Directors
February 27, 2008

/s/ Edward Rutkowski
Edward Rutkowski
Director
February 27, 2008