Form 10QSB
period 2008-02-29
AMERICHIP INTERNATIONAL INC
filed 2008-04-21
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING FEBRUARY 29, 2008

AMERICHIP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	000-33127	98-0339467
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification)

24700 Capital Blvd. Clinton Township, Michigan	48036
(Address of principal executive offices)	(Zip Code)

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

As of April 21, 2008, 222,169,955 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes ☐  No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 29	November 30,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$1,837	$131
Accounts receivable - trade, net	363,796	685,303
Accounts receivable - other	950	1,600
Related party receivable	402,010	174,010
Prepaid expenses	376,951	403,849
Inventory	100,000	135,047
TOTAL CURRENT ASSETS	1,245,544	1,399,940

FIXED ASSETS, NET	3,448,529	3,586,140

OTHER ASSETS
Deposits	46,288	39,488
Technology rights and patents, net of amortization	11,043	12,095
Goodwill	2,577,673	2,577,673
TOTAL OTHER ASSETS	2,635,004	2,629,256

TOTAL ASSETS	$7,329,077	$7,615,336

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$39,153
Accounts payable and accrued expenses	543,389	618,100
Related party payable	81,586	85,086
Related party notes payable, current portion	23,125	22,857
Notes payable - bank, current portion	248,149	257,979
Notes payable - other, current portion	2,618,828	187,527
Convertible debentures, net of discounts	244,579	244,579
Accrued interest - related party	-	228,573
Accrued interest - other	103,553	73,821
Deferred revenue	22,000	22,000
Deposits - private placements	421,583	261,774
TOTAL CURRENT LIABILITIES	4,306,792	2,041,449

LONG-TERM LIABILITIES
Related party notes payable, net of current portion	155,376	163,174
Notes payable - bank, net of current portion	2,482,357	2,515,368
Notes payable - other, net of current portion	39,647	2,515,549
TOTAL LONG-TERM LIABILITIES	2,677,380	5,194,091

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	3,413	3,413

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
222,169,955 and 184,234,723 shares issued and outstanding,
respectively	222,170	184,235
Preferred stock, no par value, 255,000 and 0 shares issued and
outstanding, respectively	12,750	-
Additional paid-in capital	33,236,121	32,352,115
Accumulated deficit	(33,129,549)	(32,159,967)
TOTAL STOCKHOLDERS' EQUITY	341,492	376,383

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,329,077	$7,615,336

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	February 29	February 28
	2008	2007
	(unaudited)	(unaudited)

REVENUES	$921,472	$180,435

COST OF SALES	413,819	53,526

Gross Profit	507,653	126,909

EXPENSES
Administrative service	471,613	217,167
Director fees	16,750	5,850,000
Consulting expense	467,598	1,756,997
Depreciation and amortization	132,240	51,919
Legal and accounting	104,392	214,745
License expense	30,000	30,000
Office expense	19,790	22,526
Wages-officers and directors	56,643	-
Wages - other	41,449	63,542
Bad debts	10,808	-
Total Expenses	1,351,283	8,206,896

LOSS FROM OPERATIONS	(843,630)	(8,079,987)

OTHER INCOME (EXPENSE)
Financing expense	(1,665)	(2,000)
Interest expense	(124,577)	(51,793)
Gain on sale of fixed assets	290	-
Total Other Income (Expense)	(125,952)	(53,793)

LOSS BEFORE TAXES	(969,582)	(8,133,780)

INCOME TAX EXPENSE	-	-

NET LOSS	$(969,582)	$(8,133,780)

BASIC AND DILUTED NET LOSS PER SHARE	$nil	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	204,894,220	74,749,749

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, November 30, 2006	65,538,180	65,539	-	-	19,837,699	(21,502,069)	(1,598,831)

Common stock issued in private placements forcash received in the current year, as well as private placement deposits recognized from the prior fiscal year at an average price of $0.018 per share	12,778,261	12,778	-	-	1,563,545	-	1,576,323

Common stock options issued and exercised for for consulting and services at an average price of $0.022 per share	19,757,833	19,758	-	-	3,082,584	-	3,102,342

Common stock issued for consulting and services at an average price of $0.020 per share	1,307,143	1,307	-	-	189,693	-	191,000

Common stock options issued and exercised for prepaid consulting and services at an average price of $0.028 per share	2,110,286	2,110	-	-	398,330	-	400,440

Common stock issued for prepaid consulting services at an average price of $0.020 per share	142,857	143	-	-	19,857	-	20,000

Common stock issued for a discount on convertible debentures at $0.030 per share	57,143	57	-	-	11,943	-	12,000

Warrants issued for services at an average price of $0.026 per share	-	-	-	-	5,919,400	-	5,919,400

Common stock issued for warrants exercised	34,014,286	34,014	-	-	(34,014)	-	-

Common stock issued in payment of note payable at an average price of $0.025 per share	29,600,000	29,600	-	-	712,400	-	742,000

Common stock issued to adjust fractional shares subsequent to 1 for 7 reverse stock split at an average price of $0.000 per share	12,857	13	-	-	(13)	-	-

Common stock issued in private placements for cash received at an average price of $0.030 per share	11,400,544	11,401	-	-	336,826	-	348,227

Common stock options issued and exercised for for consulting and services at an average price $0.090 per share	112,000	112	-	-	9,968	-	10,080

Common stock issued for consulting and services at an average price of $0.043 per share	2,570,000	2,570	-	-	108,730	-	111,300

Common stock issued for a deposit on an operating lease at an average price of $0.067 per share	1,500,000	1,500	-	-	98,500	-	100,000

Common stock issued for conversion of an outstanding convertible debenture at an average price of $.030 per share	3,333,333	3,333	-	-	96,667	-	100,000

Net loss for the year ended November 30, 2007	-	-	-	-	-	(10,657,898)	(10,657,898)

Balance, November 30, 2007	184,234,723	$184,235	-	-	$32,352,115	$(32,159,967)	$376,383

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT - CONTINUED

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, November 30, 2007	184,234,723	184,235	-	-	32,352,115	(32,159,967)	376,383

Common stock issued in private placements recognized from the prior fiscal year at an average price of $0.09 per share	458,383	458	-	-	3,667	-	4,125

Common stock issued for consulting and services at an average price of $0.044 per share	9,636,849	9,637	-	-	417,603	-	427,240

Common stock issued for payment on loan receivable and accrued interest payable at an average price of $0.018 per share	27,740,000	27,740	-	-	458,836	-	486,576

Common stock issued for officer fee at an average price of $0.04 per share	100,000	100	-	-	3,900	-	4,000

Preferred stock issued for director fees at an average price of $0.05 per share	-	-	255,000	12,750	-	-	12,750

Net loss for the three months ended February 29, 2008	-	-	-	-	-	(969,582)	(969,582)

Balance, February 29, 2008	222,169,955	222,170	255,000	12,750	33,236,121	(33,129,549)	341,492

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 29	February 28
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$1,232,171	$107,284
Cash paid to suppliers & employees	(1,030,349)	(494,674)
Interest paid	(94,845)	(36,218)
Net cash provided (used) by operating activities	106,977	(423,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for deposits	(6,800)	-
Payments made for the acquisition of a subsidiary	-	(150,000)
Cash received from the acquisition of subsidiary	-	19,787
Net cash used by investing activities	(6,800)	(130,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made to refinance equipment of acquired subsidiary	-	(320,000)
Payments on related party payable	(3,500)	-
Payments made on related party notes payable	(7,530)	(3,626)
Payments made on note payable - bank	(42,841)	-
Payments made on notes payable - other	(44,600)	-
Proceeds received on convertible debentures	-	100,000
Proceeds from the issuance of common stock	-	819,746
Net cash provided (used) by financing activities	(98,471)	596,120

NET INCREASE IN CASH	1,706	42,299

CASH, BEGINNING OF PERIOD	131	1,716

CASH, END OF PERIOD	$1,837	$44,015

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended
	February 29	February 28
	2008	2007
	(unaudited)	(unaudited)

RECONCILIATION OF NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Net loss for the period	$(969,582)	$(8,133,780)

Depreciation and amortization which did not require the use of cash	132,240	51,919
Gain on the sales of fixed assets	(290)	-
Amortization of finance charges which did not require the use of cash	-	2,000
Bad debt expense	10,808
Licenses expense which did not require the use of cash	30,000	30,000
Warrants issued for services	-	5,899,400
Common stock issued for consulting services	427,243	1,585,955
Common stock issued for officer's fee	4,000	-
Preferred stock issued for director fees	12,750	-
	(352,831)	(564,506)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Increase (Decrease)
Accounts receivable - trade	310,699	(73,151)
Accounts receivable - other	650	-
Prepaid expenses	26,898	103
Inventories	35,047	(205)

(Increase) Decrease
Bank overdraft	(39,153)	(15)
Accounts payable and accrued expenses	(67,999)	(156,113)
Accrued interest payable	29,732	15,575
Deposits - private placement	163,934	354,704
Net cash provided (used) by operating activities	$106,977	$(423,608)

SUPPLEMENTAL NON-CASH ACTIVITY

Common stock issued for private placement deposits received in prior year	$4,125	$354,704
Common stock issued for related party note receivable	258,000	-
Common stock issued for accrued interest payable	228,573	-

The accompanying condensed notes are an integral part of these financial statements.

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

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended February 29, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

The consolidated financial statements of the Company for the three months ending February 28, 2007 includes the results of operations related to KSI for the period of February 15, 2007 (date of acquisition) through February 29, 2008.

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the three months ending February 29, 2008, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three-month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
As of February 29, 2008, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. In accordance with SFAS No. 141, the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill exists as of February 29, 2008. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock include the Company’s Tier 1 status for automotive customers, a good credit history for KSI, a trained workforce, and a platform by which AmeriChip may begin to implement the use of its patented Laser Assisted Chip Control technology. These benefits still exist as of February 29, 2008. Impairment will again be evaluated at the end of the Company’s fiscal year.

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

In August, 2007, the Board of Directors authorized a 1 for 7 reverse stock split. As a result of this reverse stock split, the Company issued 1 share of the Company’s common stock to each of the shareholders of record in exchange for 7 shares of common stock held by each shareholder. The net result of this reverse stock split was to reduce the number of common shares outstanding to one – seventh of their previous amounts. On August 13, 2007, the Corporation enacted its 1 for 7 reverse stock split.

NOTE 3 – EQUITY (Continued)

During the three months ended February 29, 2008, 458,383 shares of common stock were issued at an average price of $0.09 per share in a private placement received during the fiscal year ended November 30, 2007 for $4,125 in cash; 9,636,849 shares of common stock were issued at an average price of $0.044 per share for consulting services with a fair value of $427,240; 27,740,000 shares of common stock were issued at an average price of $0.018 per share for a related party receivable in the amount of $258,000 and accrued interest payable to the same related party in the amount of $228,673; and 100,000 shares of common stock were issued at an average price of $0.04 per share to an officer of one of the Company’s subsidiaries in the amount of $4,000 for an officer’s fee.

Preferred Stock
In January, 2008, the Board of Directors authorized the Company to issue 255,000 shares of Series A Convertible Preferred Stock to its three Board members as follows: 115,000 shares to one Board member, 115,000 shares to a second Board member, and 25,000 shares to a third Board member. Terms of the preferred stock allow its holders 1,000 votes for each share of preferred stock held. These shares are not subject to increase without the consent of all of the holders of the preferred stock. The preferred stock has no conversion provisions.

On February 4, 2008, the Corporation issued the preferred shares to each respective holder. The value of the preferred shares issued was determined based upon the fair market value of the Company’s common stock at the date of issue, on a share for share basis. Accordingly, during the three months ended February 29, 2008, the Company’s equity was increased in the amount of $12,750 to reflect the value of the preferred shares issued. These shares are reflected as director fees in the Company’s statement of operations for the three months ended February 29, 2008.  The number of preferred shares for each respective shareholder are disclosed in the filed Form 4 “Statement of Changes in Beneficial Ownership” filed by each shareholder with the Security and Exchange Commission.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2007, allowed the Company to issue up to 358,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 358,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. As of February 29, 2008, there were 34,528 options available to be issued under the plan.

Warrants
During the three months ended February 29, 2008, warrants to acquire 3,625,000 shares of the Company’s common stock, which had an accumulated value of $88,838, were cancelled because they were not exercised by their respective maturity dates. The cancellation of these warrants had no effect on the Company’s results from operations or equity balance. As of February 29, 2008, there were no outstanding warrants which had not been exercised.

NOTE 3 – EQUITY (Continued)

Summarized information about stock warrants outstanding and exercisable at February 29, 2008 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2007:
Issued	33,625,000.69		$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	.50	$0.030
Total warrants outstanding at November 30, 2007	13,625,000.60		$0.037
Total unexercised warrants at November 30, 2007	13,625,000.60		$0.037
During the three months ended February 29, 2008:
Issued	-	-	-
Cancelled	(13,625,000)	.60	$0.037
Exercised	-	-	-
Total warrants outstanding at February 29, 2008	-	-	-
Total unexercised warrants at February 29, 2008	-	-	-

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2007, the Corporation was obligated to an unrelated entity for accrued interest in the amount of $228,673, related to a licensing agreement with a former shareholder. The former shareholder assigned his rights to the principal and interest amounts due under this licensing agreement to an unrelated entity during the year ended November 30, 2007. During the three months ended February 29, 2008, the Corporation issued 27,740,000 shares to various unrelated entities in exchange for the unpaid interest on this licensing agreement in the amount of $228,573, as well as a loan from the unrelated entity which was assigned the licensing agreement in the amount of $258,000. See note 3 for common stock issued to an officer of the Corporation and for preferred stock issued to three directors of the corporation. See note 5 regarding a related party note payable.

NOTE 5 - LONG -TERM DEBT

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

The balance of the note at February 29, 2008 was as follows:

Related party note	$178,501
Less: Current portion	(23,125)
Long-term portion	$155,376

Payments of principal and interest are due on this note as follows for the next five years:

2008	$21,753
2009	$29,004
2010	$29,004
2011	$29,004
2012	$29,004

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. No amortization has been charged to expense as of February 29, 2008.

NOTE 5 - LONG -TERM DEBT (Continued)

Notes Payable - Bank
On February 15, 2007, Excellence 3, Inc., a subsidiary of KSI Machine & Engineering, Inc. acquired a majority of the fixed assets of KSI, subsequent to the acquisition of KSI’s common stock by AmeriChip. (See Note 1). In order to finance this equipment acquisition, the Corporation is obligated to two local area banks as of February 29, 2008.

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

The balance of the note at February 29, 2008 was as follows:

Note payable - bank	$2,730,506
Less: Current portion	(248,149)
Long-term portion	$2,482,357

Payments of principal and interest are due on this note as follows for the next five years:

2008	$329,596
2009	$439,447
2010	$439,447
2011	$439,447
2012	$439,447

Note Payable - Other
On February 15, 2007, the Corporation acquired 100% of the outstanding common stock of KSI Machine & Engineering, Inc. Pursuant the terms of the stock purchase agreement, the Corporation is obligated to the former sole shareholder of KSI in the amount of $2,524,017, subject to certain adjustments based upon a post closing due diligence review conducted by Company management.

Terms of the 2 year promissory note includes a 7% interest rate per annum, with minimum payments of $50,000 being required on a monthly basis, inclusive of interest, beginning March 15, 2007. Additional payments may be required, depending upon the closing price of the Company’s common stock in excess of certain minimum levels.

During the three months ended February 29, 2008, the Company took delivery of and installed a coordinate measuring machine in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. This equipment was financed through

NOTE 5 - LONG -TERM DEBT (Continued)

a capital lease agreement, whereby the Company is obligated for monthly lease payments through June 30, 2010. Terms of this obligation include payments to be made by the Company in the amount of $953 per month from December 1, 2007 through June 30, 2010. Interest on this capital lease obligation is calculated at 10% per annum.

As of February 29, 2008, the Company was obligated in the amount of $99,497 to several vendors, related to the conversion of its account payable balance to a note payable. Terms of these obligations require various monthly payments, with no interest accruing on these obligations.

As of February 29, 2008, the Company was obligated in the amount of $11,250 to an unrelated company for the acquisition of fixed assets. Terms of this obligation require monthly payments in the amount of $1,250, with no interest accruing on this obligation.

Note payable - other	$2,658,475
Less: Current portion	(2,618,828)
Long-term portion	$39,647

Payments of principal and interest are due on these notes as follows for the next five years:

2008	$387,610
2009	$2267,167
2010	$6,454
2011	$-
2012	$-

NOTE 6 – SUBSEQUENT EVENTS

On March 12, 2008, the Oakland County Business Finance Corporation completed the sale of the SBA 504 debenture related to the KSI acquisition. Proceeds from the sale of this bond were used to repay the temporary loan provided by a local area bank as a result of the KSI acquisition. Terms of this obligation require the Company to repay the principal amount of $1,317,000, inclusive of interest accruing at a rate of 4.74238% per annum. Payments in the amount of $14,599.08 are required on a monthly basis beginning April 1, 2008 and maturing on March 1, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-QSB for the three months ended February 29, 2008. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See “Special Note Regarding Forward Looking Information” below.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting policies are described in Note 2 of the Company’s Consolidated Financial Statements. This summary of critical accounting policies of the Company is presented to assist in understanding the Company’s financial statements. All accounting estimates are at risk to change because of internal and external factors, and when adjustments are adopted. Most of our estimates are based upon historically known data and have remained stable over time. Certain estimates are subject to market place conditions, and are discussed below. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sale.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

General Development of Business.

General

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-QSB and the financial statements and related notes included in this report on Form 10-QSB carefully. Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms refer to AmeriChip International, Inc., and our subsidiaries collectively, while the term “AmeriChip” refers to AmeriChip International, Inc. in its corporate capacity.

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

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC (“ATA”). The new subsidiary is responsible for providing all the tools necessary for metal removal in the machining process. The relationships forged with various companies  give the Company the right to make sales calls and or sell the products of these companies directly to ATA’s customer base. The right to represent is defined by “being appointed to act as a distributor on behalf of a specific company and given the right to represent their product line on behalf of the subject company.” The products are sold to ATA, which acts as a distributor, at a discount from market price. ATA then sells the product at the market price. The companies provide the Company with all their marketing tools, samples and other selling material, which assists the Company in selling their product line. The Company is also able to offer their products via our on-line marketing section of the Company’s website at www.americhiplacc.com. The Company derives it’s income from selling the various companies products to its’ customers. The primary motivation for having distributors is to eliminate the need for a sales staff. All of the companies, with which ATA has chosen to become associated, make products that are in the metal removal industry, which is consistent with our business model.

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

On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. The Company terminated its interest in this transaction in 2005.

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

On October 19, 2006, the Company formed Excellence 3, Inc., a wholly owned subsidiary, incorporated in the State of Michigan. This subsidiary was established in order to acquire the fixed assets of KSI Machine and Engineering, Inc. (KSI) as part of AmeriChip International’s acquisition of the outstanding common stock of KSI. Upon the acquisition of KSI on February 15, 2007, Excellence 3, Inc. will lease the fixed assets back to AmeriChip International, Inc.

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

The Company paid an additional $150,000 to the seller at closing, resulting in an obligation by the Company to the seller in the amount of $2,638,043. This obligation was payable in monthly installments of $50,000 over a period of 24 months, inclusive of interest accruing at a rate of 7% per annum. The payments terms were subsequently revised. Weekly payments in the amount of $6,000 are currently required for the remaining terms of the note. After the expiration of the 24 month period, the unpaid balance is due to the seller. Additional principal payments may be required, depending upon the value of the Company’s stock price.

Excellence 3, Inc.

In conjunction with the KSI acquisition, ownership of Excellence 3, Inc, a fully owned subsidiary of AmeriChip International, Inc., was assigned to KSI, another fully owned subsidiary of AmeriChip International, Inc. Immediately subsequent to the acquisition of KSI, Excellence 3, Inc. acquired all of the fixed assets of KSI in the amount of $3,200,000. $1,600,000 of the funding for this acquisition was provided by Peoples State Bank, a local area banking institution. $1,280,000 of the funding for this acquisition was provided by the United States Small Business Administration (SBA). These funds were scheduled to be provided within six months of the closing date. Peoples State. Bank agreed to provide temporary funding for this six month period. This temporary funding provided by Peoples State Bank was subsequently extended through April 1, 2008, at which time the SBA funding was ultimately provided. In addition to the funding previously described, AmeriChip International, Inc. provided the remaining $320,000 in order to complete the acquisition of fixed assets. Payment of the $1,600,000 obligation requires monthly payments in the amount of $26,298, over a period of 7 years, inclusive of interest accruing at a rate of $9.68% per annum.

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

On March 12, 2008, the Oakland County Business Finance Corporation completed the sale of the SBA 504 debenture related to the KSI acquisition. Proceeds from the sale of this bond were used to repay the temporary loan provided by a local area bank as a result of the KSI acquisition. Terms of this obligation require the Company to repay the principal amount of $1,317,000, inclusive of interest accruing at a rate of 4.74238% per annum. Payments in the amount of $14,599.08 are required on a monthly basis beginning April 1, 2008 and maturing on March 1, 2018.

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

AmeriChip has a flexible marketing plan that is customer driven. Our customers are expected to find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies and significant cost savings in the overall machining of metal parts. We believe that the benefits of using our process would include the following:

•	Less Machine Down-Time

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

15.	Uncontaminated chips can now be sold for profit as compared to the cost of removal of contaminated chips.

* Tooling and Process Efficiencies

1.	Elimination of the need for light/semi-finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals.

2.	Reduced welding and packing of chips, which reduces the wear and tear on cutting tools.

3.	Improved chip disposal and handling costs through better management of chip lengths

4.	Reduced capital equipment expenditures since high-pressure coolant systems are no longer necessary

5.	The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.

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

One of the key benefits to applying the LACC process prior to machining is that it results in tooling and process efficiencies .This is accomplished due to the elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals. In addition, the welding and packing of chips is reduced which normally affects the wear and tear on cutting tools, shortening their life span. Improved chip disposal and handling costs through better management of chip lengths makes the machining process run much more smoothly. Since high-pressure coolant systems are no longer necessary, the client will enjoy reduced capital equipment expenditures. The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process. Mailbox usage: 8% of 10 GB

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30,2005, the Company paid an accumulated deposit of $50,000 for this agreement. During the year ended November 30, 2005, the Company paid an additional $150,000 and signed a stock purchase agreement with KSI. This total deposit of $200,000 completes the deposit requirement related to the KSI acquisition. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The adjusted acquisition price of KSI was $2,988,043, subject to post closing due diligence by the Company’s internal accounting firm. Deposits preciously paid to the seller in the amount of $200,000 were applied against the purchase price as of the closing date. The Company paid an additional $150,000 to the seller at closing, resulting in an obligation by the Company to the seller in the amount of $2,638,043. This obligation was payable in monthly installments of $50,000 over a period of 24 months, inclusive of interest accruing at a rate of 7% per annum. After the expiration of the 24 month period, the unpaid balance is due to the seller. The payment schedule was subsequently revised. Weekly payments of $6,000 are currently required over the remaining term of the note. Additional principal payments may be required, depending upon the value of the Company’s stock price. In conjunction with this acquisition, ownership Excellence 3, Inc, a fully owned subsidiary of AmeriChip International, Inc., was assigned to KSI, another fully owned subsidiary of AmeriChip International, Inc. Immediately subsequent to the acquisition of KSI, Excellence 3, Inc. acquired all of the fixed assets of KSI in the amount of $3,200,000. $1,600,000 of the funding for this acquisition was provided by Peoples State Bank, a local area banking institution. $1,280,000 of the funding for this acquisition was provided by the United States Small Business Administration (SBA). Payment of the $1,600,000 obligation requires monthly payments in the amount of $26,298, over a period of 7 years, inclusive of interest accruing at a rate of $9.68% per annum. The acquisition of KSI allowed AmeriChip International, Inc. to become an operating company, with tier one status recognized by many actual and potential customers of AmeriChip. Company has also hired a full time robotic and laser technician to provide faster turnaround for customer parts located at the KSI facility.

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

As of February 29, 2008, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved.

Employees

As of February 29, 2008, we employ 32 full-time employees and 3 full-time consultants. We have no collective bargaining agreements with our employees.

Description of Property

Our principal executive offices are located at 24700 Capital Blvd, Clinton Township MI, Michigan. We relocated AmeriChip Tool and Abrasives to our headquarters in Clinton, Township, MI. As of February 15, 2007, we have established our World Headquarters at their facility. KSI has 50,000 sq. feet of manufacturing space.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2008 TO THREE MONTHS ENDED FEBRAURY 28, 2007.

Revenue Recognition. We have generated revenues from our operations during the last two years. We recognize revenue when received of which there is no assurance of such recognition as described below, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Revenues and Sales. Revenues for the three months ended February 29, 2008 increased from $180,435 for the three months ended February 28, 2007 to $921,472.  Gross Profit for the three months ended February 29, 2008 increased from $126,909 for the three months ended February 28, 2007 to $507,653. This increase results from the sales of product less $413,819 in costs of sales during the three months ended February 29, 2008.  This increase in gross profit margin is primarily due to the acquisition of the KSI subsidiary during the year ending November 30, 2007.

Operating Expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense decreased from $8,206,896 for the three months ended February 28, 2007 to $1,351,283 for the three months ended February 29,2008, a decrease of $6,855,613. This decrease is due to a significant decrease in Director Fees and consulting expenses during the three months ended February 29, 2008.

Net Loss. Net loss decreased from a net loss of ($8,133,780) for the three months ended February 28, 2007 to a net loss of ($969,582) for the three months ended February 29, 2008, primarily due to the larger gross profit margin during the three months ending February 29, 2008 and the decrease in operating expenses.

PLAN OF OPERATION

Since we have completed the acquisition of KSI Machine and Engineering, we are now in a position to implement our technology on an expanded basis. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $3,600,000 based on revenues generated during the three months ended February 20, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At February 29, 2008, the Company had an accumulated deficit of ($33,129,549) For the three months ended February 29, 2008,  the Company sustained a net loss of ($969,582). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company has recently initiated a change in senior management that it believes will be instrumental in opening and exploiting new, worldwide markets in addition to the current core automotive business. The Company will continue to present to a diverse group of blue chip private and governmental prospects, including but not limited to those in such manufacturing industries as oil pipe drilling, aerospace, off-road construction, farm implement, defense and military -- worldwide.

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

ITEM 3  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of February 29, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. We are not aware of any pending or threatened litigation, except for our lawsuit with Cornell Capital Partners, LLC (described below), that we believe is reasonably likely to have a material adverse affect on our results of operations, financial position or liquidity. None of these matters, in the opinion of management, is likely to result in a material effect on us based upon information available at this time.

Cornell Capital filed an action against the Company in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity Part. In response to this filing, the Company (a) removed the action to the United States District Court, District of New Jersey; (b) answered the complaint denying its material allegations of liability and (c) interposed a counterclaim for damages against Cornell. As of February 29, 2008, we expect, at minimum that there will be a substantial reduction in the amount that Cornell claims it is owed. The Company may require previously issued common stock to be returned in settlement of these claims. Although the Company believes it will prevail under the circumstances, there is still a chance that the Company may have to honor Cornell conversion rights and payments under its agreements. Other than the above, we are not a party to any pending material legal proceeding and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company may become subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended February 29, 2008.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended February 29, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended February 29, 2008.

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

Date: April 21, 2008	By:	/s/ Marc Walther
Marc Walther, CEO, Director and Authorized Signatory

By:	/s/ Thomas P Schwanitz
Thomas P Schwanitz, Principal Financial and Accounting Officer