Form 10QSB
period 2008-05-31
AMERICHIP INTERNATIONAL INC
filed 2008-07-21
CIK 1132487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING MAY 31, 2008

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

As of July 21, 2008, 299,091,961  shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$25,246	$131
Accounts receivable - trade	150,568	685,303
Accounts receivable - other	-	1,600
Related party receivable	402,010	174,010
Prepaid expenses	269,828	403,849
Inventory	100,000	135,047
TOTAL CURRENT ASSETS	947,652	1,399,940

FIXED ASSETS, NET	3,358,898	3,586,140

OTHER ASSETS
Deposits	46,288	39,488
Technology rights and patents, net of amortization	9,992	12,095
Goodwill	2,577,673	2,577,673
TOTAL OTHER ASSETS	2,633,953	2,629,256

TOTAL ASSETS	$6,940,503	$7,615,336

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$18,221	$39,153
Accounts payable and accrued expenses	715,508	618,100
Related party payable	90,371	85,086
Related party notes payable, current portion	21,291	22,857
Notes payable - bank, current portion	260,967	257,979
Notes payable - other, current portion	2,627,409	187,527
Convertible debentures, net of discounts	75,000	244,579
Accrued interest - related party	-	228,573
Accrued interest - other	14,550	73,821
Deferred revenue	-	22,000
Deposits - private placements	369,829	261,774
TOTAL CURRENT LIABILITIES	4,193,146	2,041,449

LONG - TERM LIABILITIES
Related party notes payable, net of current portion	153,412	163,174
Notes payable - bank, net of current portion	2,448,219	2,515,368
Notes payable - other, net of current portion	12,016	2,515,549
TOTAL LONG - TERM LIABILITIES	2,613,647	5,194,091

MINORITY INTEREST	3,413	3,413

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 255,000 and 0 shares issued and
outstanding, respectively	12,750	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
247,465,232 and 184,234,723 shares issued and outstanding at
May 31, 2008 and November 30, 2007, respectively.	247,465	184,235
Additional paid-in capital	33,617,849	32,352,115
Accumulated deficit	(33,747,767)	(32,159,967)
TOTAL STOCKHOLDERS' EQUITY	130,297	376,383

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,940,503	$7,615,336

The accompanying condensed notes are an integral part of these financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$440,097	$628,198	$1,361,569	$808,633

COST OF SALES	246,414	246,859	660,233	300,385

Gross Profit	193,683	381,339	701,336	508,248

EXPENSES
Administrative service	417,008	283,340	888,621	500,507
Director fees	5,525	-	22,275	5,850,000
Consulting expense	173,317	1,331,156	640,915	3,088,153
Depreciation and amortization	98,607	112,496	230,847	161,415
Legal and accounting	78,253	71,989	182,645	286,734
License expense	1,220	30,000	31,220	60,000
Office expense	5,838	22,400	25,628	44,926
Wages - officers and directors	55,000	36,000	111,643	36,000
Wages - other	60,853	29,645	102,302	93,187
Bad debts	1,065	-	11,873	-
Total Expenses	896,686	1,917,026	2,247,969	10,120,922

LOSS FROM OPERATIONS	(703,003)	(1,535,687)	(1,546,633)	(9,612,674)

OTHER INCOME (EXPENSE)
Interest expense	(111,917)	(200,208)	(236,494)	(252,001)
Financing expense	(2,210)	(4,665)	(3,875)	(6,665)
Income from convertible debenture settlement	198,912	-	198,912	-
Gain on sale of fixed assets	-	-	290	-
Total Other Expense	84,785	(204,873)	(41,167)	(258,666)

LOSS BEFORE TAXES	(618,218)	(1,740,560)	(1,587,800)	(9,871,340)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(618,218)	$(1,740,560)	$(1,587,800)	$(9,871,340)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	234,184,323	493,641,012	219,539,272	508,282,039

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$(0.01)	$(0.02)

The accompanying condensed notes are an integral part of these financial statements.

Americhip International, Inc.
Consolidated Statements of Cash Flow

	Six Months Ended May 31, 2008	Six Months Ended May 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(1,587,800)	$(9,871,340)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation that did not require the use of cash	228,744	161,415
Amortization of finance charges	3,875	5,000
Amortization of technology rights and patents	2,103	-
Bad debt expense	11,873	-
License expense which did not require the use of cash	30,000	60,000
Income from convertible debenture settlement	(114,579)	-
Warrants issued for services	-	5,919,400
Common stock options issued for consulting services	-	2,871,870
Common stock issued for consulting services	520,240	156,000
Common stock issued for director fees	8,000	-
Preferred stock issued for director fee	12,750	-
Gain on sale of fixed assets	(290)	-
Changes in assets and liabilities:
Accounts receivable - trade	522,862	(74,620)
Accounts receivable - other	1,600	-
Related party receivable	-	-
Prepaid expenses	130,146	128,047
Inventories	35,047	8,022
Bank overdraft	(20,932)	74,177
Accounts payable and accrued liabilities	97,408	(245,273)
Accrued interest payable	(59,271)	11,068
Deferred revenue	(22,000)	-
Deposits - private placement	(6,800)	362,542
Net cash used by operating activities	(207,024)	(433,692)

Cash Flows from Investing Activities:
Acquisition of fixed assets	(7,924)	(32,820)
Payments made for acquisition of subsidiary	-	(150,000)
Cash received from acquisition of subsidiary	-	19,787
Proceeds from sale of fixed assets	6,712	-
Net cash used by investing activities	(1,212)	(163,033)

Cash Flows from Financing Activities:
Payments made to refinance equipment of acquired subsidiary	-	(320,000)
Payments on related party payable	(4,712)	-
Proceeds from related party notes payable	10,000	(10,940)
Payments on related party notes payable	(11,328)	-
Payments made on notes payable - bank	(110,080)	(27,758)
Proceeds from note payable - bank	45,919	-
Payments made on notes payable - other	(63,651)	(44,838)
Proceeds received on convertible debentures	-	100,000
Payments made on convertible debentures	(30,000)	-
Deposits-private placements	322,203	-
Issuance of common stock	75,000	902,920
Net cash provided by financing activities	233,351	599,384

Net increase in cash	25,115	2,659
Cash, beginning of period	131	1,716
Cash, end of period	$25,246	$4,375

Supplemental Information:
Interest paid	$94,845	$240,933
Taxes paid	$-	$-

SUPPLEMENTAL NON-CASH ACTIVITY
Common stock issued for private placement deposits received in prior year	$4,125	$388,838
Common stock issued for related party note receivable	$258,000	$-
Common stock issued for accrued interest payable	$228,673	$-
Common stock issued from convertible debentures	$25,000	$-
Common stock issued from private placement funds received	$210,023	$-

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

During the six months ending May 31, 2008, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At May 31, 2008, the Company had an accumulated deficit of $33,747,767, limited cash, and negative working capital. For the six months ended May 31, 2008, the Company sustained a net loss of $1,587,800. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

Reclassifications
Certain reclassifications have been made to the 2007 financial statements to conform to classifications used in the 2008 financial statements.

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill
As of May 31, 2008, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. In accordance with SFAS No. 141, the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill exists as of May 31, 2008. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock include the Company’s Tier 1 status for automotive customers, a good credit history for KSI, a trained workforce, and a platform by which AmeriChip may begin to implement the use of its patented Laser Assisted Chip Control technology. These benefits still exist as of May 31, 2008. Impairment will again be evaluated at the end of the Company’s fiscal year.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Noncontrolling Intersts in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company is evaluating what impact this statement will have on its financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

NOTE 2 – INVENTORY

Inventory is comprised of the following:
	May 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
Raw materials	$-	$-
Work-in-progress	85,000	114,555
Finished goods	15,000	20,492
	$100,000	$135,047

NOTE 3 – FIXED ASSETS

Fixed assets consist of:

	May 31, 2008	November 30, 2007

Machinery and equipment	$3,476,246	$3,516,554
Leasehold improvements	509,6910	509,610
Office equipment	93,413	51,683
Vehicles	26,400	26,400
Furniture and fixtures	12,464	12,464
Less accumulated depreciation	(759,315)	(530,571)
Total	$3,358,898	$3,586,140

NOTE 3 – FIXED ASSETS (continued)

The Company recognized $228,744 and $378,149 for depreciation expense in the six months ended May 31, 2008 and twelve months ended November 30, 2007, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation
James Miller vs AmeriChip International, AmeriChip Inc. Edward Rutkowski, Thomas P Schwantiz, Richard H Rossmann, Mark Shircliff and Marc Walther. Specific damages have not been stated. The Company considers the lawsuit to be without merit and will vigorously defend this action.

Toyoda Machine USA versus AmeriChip International Inc. Breach of lease by the Company on a machining center. Amount of Claim is $109,000. The Company is in the process of settling with Toyoda Machine USA. No assurances can be given that a settlement can be reached.

Knight Carbide Inc. vs KSI Machine and Engineering Inc. Unpaid invoices for machine parts valued at $15,900. The Company is in the process of determining the validity of the claim and is considering settling once the determination has been made. No assurances can be given that a settlement can be reached.

Select Remedy Personnel Services Inc. vs AmeriChip International Holdings, LLC, AmeriChip Tool and Abrasives, LLC.  Unpaid fees for personnel placement services for $24,213. The Company is in the process of settling with Select Remedy Personnel Services Inc.  No assurances can be given that a settlement can be reached.

XY Tool & Die Inc versus AmeriChip International Inc. and Marc Walther. Unpaid fees for machine part valued at $23,000. The Company is in the process of settling with XY Tool and Die Inc. No assurances can be given that a settlement can be reached.

Tru Green Limited Partnership versus AmeriChip International Inc. Unpaid invoice for landscape services valued at $2,100. The Company is in the process of settling with Tru Green Landscape Services.  No assurances can be given that a settlement can be reached.

NOTE 5– EQUITY

Common Stock
In May 2004, the Company’s board of directors elected to increase the authorized capital of the Company from 100,000,000 shares of common stock to 500,000,000 shares of $0.001 par value common stock, and again on December 8, 2006, the board elected to increase the authorized capital from 500,000,000 shares to 900,000,000 shares. On April 25, 2007, the Company’s Board of Directors again elected to increase the authorized capital of the Company from 900,000,000 shares to 1,000,000,000 shares. All shares have equal voting rights, are non-assessable and have

NOTE 5– EQUITY (continued)

one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In August, 2007, the Company filed Form DEF 14C with the Securities and Exchange Commission, whereby the Board of Directors authorized a 1 for 7 reverse stock split. As a result of this reverse stock split, the Company issued 1 share of the Company’s common stock to each of the shareholders of record in exchange for 7 shares of common stock held by each shareholder. The net result of this reverse stock split was to reduce the number of common shares outstanding to one – seventh of their previous amounts. On August 13, 2007, the Corporation enacted its 1 for 7 reverse stock split.

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

During the three months ended May 31, 2008, 7,300,000  shares of common stock were issued at an average price of $0.01 per share in private placements in the amount of $75,000; 3,075,000 shares were issued at an average price of $0.04 per share for consulting services in the amount of $93,000; 200,000 shares were issued at a average price of $0.02 per share for director fees in the amount of $4,000; 1,543,210 shares were issued at an average price of $0.016 per shares for the payment of loans payable in the amount of $25,000; and 13,177,067 shares were issued at an average price of $0.0158 per share for expenses paid on behalf of the company in the amount of $210,023.

During the last two business days of the quarter ending May 31, 2008, the Company received $30,000 from the sale of six (6) units of securities, each unit consisting of 500,000 restricted common stock (for a total of 3,000,000 shares) and  a Convertible Debenture in the principal amount of $5000 (for an aggregate principal amount of $30,000), which amount is convertible into 500,000 additional common shares (for a total of 3,000,000 shares upon conversion). The 3,000,000 shares sold pursuant to the units were not issued during the quarter ended May 31, 2008.

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

In February, 2008, the Company filed Form 4 “Statement of Changes in Beneficial Ownership” with the Security and Exchange Commission to register the preferred shares to be issued to each holder. On February 4, 2008, the Corporation issued the preferred shares to each respective holder. The value of the preferred shares issued was determined based upon the fair market value of the Company’s common stock at the date of issue, on a share for share basis. Accordingly, during the three months ended May 31, 2008, the Company’s equity was increased in the amount

NOTE 5– EQUITY (continued)

of $12,750 to reflect the value of the preferred shares issued. These shares are reflected as director fees in the Company’s statement of operations for the three months ended May 31, 2008.

Stock Options
On October 22, 2003, the Company’s board of directors approved the AmeriChip International Inc. 2003 Non-Qualified Incentive Stock Option Plan (hereinafter “the Plan”), which as amended through November 30, 2007, allowed the Company to issue up to 358,000,000 shares of the Company’s common stock to officers, directors, employees and consultants. All 358,000,000 shares issuable in accordance with the Plan have been registered with the Securities and Exchange Commission on Form S-8. As of May 31, 2008, there were 34,528 options available to be issued under the plan.

Warrants
During the six months ended May 31, 2008, warrants to acquire 3,625,000 shares of the Company’s common stock, which had an accumulated value of $88,838, were cancelled because they were not exercised by their respective maturity dates. The cancellation of these warrants had no effect on the Company’s results from operations or equity balance. As of May 31, 2008, there were no outstanding warrants which had not been exercised.

Summarized information about stock warrants outstanding and exercisable at May 31, 2008 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2007:
Issued	33,625,000.69		$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	.50	$0.030
Total warrants outstanding at November 30, 2007	13,625,000.60		$0.037
Total unexercised warrants at November 30, 2007	13,625,000.60		$0.037
During the six months ended May 31, 2008:
Issued	-	-	-
Cancelled	(13,625,000)	.60	$0.037
Exercised	-	-	-
Total warrants outstanding at May 31, 2008	-	-	-
Total unexercised warrants at May 31, 2008	-	-	-

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party receivable
As of November 30, 2007, the Corporation was obligated to an unrelated entity for accrued interest in the amount of $228,673, related to a licensing agreement with a former shareholder. The former shareholder assigned his rights to the principal and interest amounts due under this licensing agreement to an unrelated entity during the year ended November 30, 2007. During the six months ended May 31, 2008, the Corporation issued 27,740,000 shares to various unrelated entities in exchange for the unpaid interest on this licensing agreement in the amount of $228,573, as well as a loan from the unrelated entity which was assigned the licensing agreement in the amount of $258,000. Common stock issuances in excess of accrued interest, licensing agreement payments, and loan have occurred.  The balance of the related party receivable as of May 31, 2008 is $402,010.  See note 5 for preferred stock issued to three directors of the corporation. See note 7 regarding a related party note payable.

NOTE 7 - LONG -TERM DEBT

Related party notes payable
In August 2004, the Company through its wholly owned subsidiary, AmeriChip Tool & Abrasives LLC, entered into an agreement to acquire certain assets of National Abrasive Systems, Co. (hereinafter “NASCO”), a Michigan corporation. NASCO is considered to be a related party because its president was also the president of the AmeriChip International Inc.

Assets acquired included inventory, equipment, and intangible assets. The transaction was funded by the Company’s execution of a $250,000 promissory note and a UCC-1 security interest in the assets acquired. In recording the transaction, the Company assigned fair values to the equipment and inventory, and no 0additional value to intangible assets acquired. The purchase was recorded as follows:

Furniture and fixtures	$6,000
Machinery and equipment	14,000
Inventory	230,000
Total purchase price	$250,000

Terms of the ten-year promissory note include 3.5% interest per annum, payments of interest only of $729 for the first six months, and monthly payments thereafter of $2,417.

The balance of the note at May 31, 2008 was as follows:

Related party note	$174,703
Less: Current portion	(21,291)
Long-term portion	$153,412

NOTE 7 - LONG -TERM DEBT (Continued)

Payments of principal and interest are due on this note as follows for the next five years:

2008	$14,502
2009	$29,004
2010	$29,004
2011	$29,004
2012	$29,004

As part of the transaction, the Company also issued 150,000 shares of its common stock valued at $9,000 to two NASCO shareholders for their execution of one-year non-competition agreements in favor of the Company. These non-competition agreements are included in other assets on the balance sheet as intangible assets. The cost is being amortized on the straight-line method over the term of the arrangements. No amortization has been charged to expense as of May 31, 2008.

Notes Payable - Bank
On February 15, 2007, Excellence 3, Inc., a subsidiary of KSI Machine & Engineering, Inc. acquired a majority of the fixed assets of KSI, subsequent to the acquisition of KSI’s common stock by AmeriChip. (See Note 1). In order to finance this equipment acquisition, the Corporation was obligated to two local area banks.

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

The balance of the notes at May 31, 2008 was as follows:

Note payable - bank	$2,709,186
Less: Current portion	(260,967)
Long-term portion	$2,448,219

NOTE 7 - LONG -TERM DEBT (Continued)

Payments of principal and interest are due on this note as follows for the next five years:

2008	$245,382
2009	$490,765
2010	$490.765
2011	$490.765
2012	$490.765

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

During the six months ended May 31, 2008, the Company took delivery of and installed a coordinate measuring machine in order to complement the lasers and robotic equipment that the Company currently owns for performing production runs. This equipment was financed through a capital lease agreement, whereby the Company is obligated for monthly lease payments through June 30, 2010. Terms of this obligation include payments to be made by the Company in the amount of $953 per month from December 1, 2007 through June 30, 2010. Interest on this capital lease obligation is calculated at 10% per annum.

As of May 31, 2008, the Company was obligated in the amount of $99,497 to several vendors, related to the conversion of its account payable balance to a note payable. Terms of these obligations require various monthly payments, with no interest accruing on these obligations.

As of May 31, 2008, the Company was obligated in the amount of $11,250 to an unrelated company for the acquisition of fixed assets. Terms of this obligation require monthly payments in the amount of $1,250, with no interest accruing on this obligation.

Note payable - other	$2,639,425
Less: Current portion	(2,627,409)
Long-term portion	$12,016

NOTE 7 - LONG -TERM DEBT (Continued)

Payments of principal and interest are due on these notes as follows for the next five years:

2008	$224,603
2009	$2,408,368
2010	$6,454
2011	-
2012	-

NOTE 8 – SUBSEQUENT EVENTS

As of May 27, 2008, a total of 117 shareholders, representing 143,152,877 (57.9%)  of the total issued and outstanding capital stock (247,465,232 shares)  of the Company, executed consents as allowed by Nevada corporate law. Pursuant to these consents, Kenneth W Mann was appointed to the Board of Directors and Thomas P Schwanitz, William M Donovan and Edward D Rutkowski were removed as members of the Board of Directors.

In June 2008, the Company entered into an Employment Agreement with its newly appointed interim President and CEO. Under the terms of the agreement, the CEO is entitled to an annual salary of $160,000. The agreement covers a one year period.

Subsequent to May 31, 2008, the Company received $145,000 in proceeds from the sale of 30,000,000 Series B Preferred Stock of which 15 million have been issued during June 2008.

During June 2008, the Company raised $210,000 from the sale of an additional 42 units of securities, each unit consisting of 500,000 restricted common stock  (for a total of 21,000,000 shares) and  a Convertible Debenture in the principal amount of $5000 (for a total aggregate principal amount of $210,000), convertible into 500,000 additional common shares (for a total of 21,000,000 shares upon conversion).

During June 2008, the Company issued 18,500,000 of its common stock as compensation for services.

During June 2008, the Company issued 943,396 shares of its common stock in connection with a settlement of a lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report, including the following Management’s Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adverselyaffect our order intake and sale.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

On February 27, 2003 our Board of Directors signed an Agreement and Plan of Reorganization with AmeriChip Ventures, Inc. (“AVI”), of Detroit, Michigan to acquire 100% of the outstanding common stock of AVI, in exchange for 60 million shares of our common stock. On March 22, 2003 the terms of the Agreement and Plan of Reorganization dated February 27, 2003 were consummated pursuant to which we, AVI and AVI shareholders agreed to effect a reorganization under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of AVI’s common stock with the result that AVI is now our wholly owned subsidiary corporation. In exchange, for the shares of AVI, we issued 60 million shares common stock to David Howard, the former Chairman of our Board of Directors, Marc Walther, our former  Chief Executive Officer, and Ed Rutkowski, a member of our Board of Directors. Each of the foregoing individuals received 20 million shares of common stock and were the sole shareholders of AVI.

On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed below, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following: Messrs Howard, Walther and Rutkowski, each received US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The Company  had the right to prepay any or all of this amount without penalty. In 2006 Mr. Rutkowski and Mr. Walther converted their outstanding notes and accrued interest to shares. In 2007, Mr. Howard sold his note and the related accrued interest to a third party which has subsequently converted the debt to stock. In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National   Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol “ACII”.

Our principal offices are located at 24700 Capital Blvd. Clinton Township,  MI 48036 USA

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

The LACC process does not require the use of coolant whatsoever and therefore the working environment is therefore less toxic, cleaner and safer. The benefits to the client include a reduction in coolant filter cost, reduction in coolant disposal cost, reduced costs of gloves and aprons as fewer are needed and better railcar utilization due to chip compaction. The reduction of injuries related to the handling of long, sharp, stringy chips in a cleaner and safer work area, in which there are fewer toxins can lead to reduced insurance costs for the client. One of the key benefits to applying the LACC process prior to machining is that it esults in tooling and process efficiencies .This is accomplished due to the elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals. In addition, the welding and packing of chips is reduced which normally affects the wear and tear on cutting tools, shortening their life span, Improved chip disposal and handling costs through better management of chip lengths makes the machining process run much more smoothly. Since high-pressure coolant systems are no longer necessary, the client will enjoy reduced capital equipment expenditures. The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.

KSI Machine & Engineering Inc.

On September 14, 2004, the Company executed a letter of intent with KSI Machine and Engineering, Inc. (hereinafter “KSI”) to acquire all of KSI’s outstanding stock. KSI is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. During the year ended November 30,2005, the Company paid an accumulated deposit of $50,000 for this agreement. During the year ended November 30, 2005, the Company paid an additional $150,000 and signed a stock purchase agreement with KSI. This total deposit of $200,000 completes the deposit requirement related to the KSI acquisition. On June 24, 2005 the Company announced that it was entering in to a license agreement with KSI Machine and Engineering Inc. for the use of AmeriChip’s Laser Assisted Chip Control technology. KSI and AmeriChip are also negotiating a joint venture relationship, from which AmeriChip will generate revenues from the application of its proprietary technology in a Tier One environment. The adjusted acquisition price of KSI was $2,988,043, subject to post closing due diligence by the Company’s internal accounting firm. Deposits previously paid to the seller in the amount of $200,000 were applied against the purchase price as of the closing date. The Company paid an additional $150,000 to the seller at closing, resulting in an obligation by the Company to the seller in the amount of $2,638,043. This obligation was payable in monthly installments of $50,000 over a period of 24 months, inclusive of interest accruing at a rate of 7% per annum. After the expiration of the 24 month period, the unpaid balance is due to the seller. The payment schedule was subsequently revised. Weekly payments of $6,000 are currently required over the remaining term of the note. Additional principal payments may be required, depending upon the value of the Company’s stock price. In conjunction with this acquisition, ownership Excellence 3, Inc, a fully owned subsidiary of AmeriChip International, Inc., was assigned to KSI, another fully owned subsidiary of AmeriChip International, Inc. Immediately subsequent to the acquisition of KSI, Excellence 3, Inc. acquired all of the fixed assets of KSI in the amount of $3,200,000.$1,600,000 of the funding for this acquisition was provided by Peoples State Bank, a local area banking institution. $1,280,000 of the funding for this acquisition was provided by the United States Small Business Administration (SBA). Payment of the $1,600,000 obligation requires monthly payments in the amount of $26,298, over a period of 7 years, inclusive of interest accruing at a rate of $9.68% per annum. The acquisition of KSI allowed AmeriChip International, Inc. to become an operating company, with tier one status recognized by many actual and potential customers of AmeriChip. Company has also hired a full time robotic and laser technician to provide faster turnaround for customer parts located at the KSI facility.

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

We are targeting our service to businesses in the following markets:
*Automobiles
*Oil Production and Refining
*Aerospace
*Off-Road Construction
*Farm Implements Manufacturing
*Defense Contractors
*Wind Energy

Sales & Marketing

We appointed Roger Paquette, Chief Operating Officer in 2007 with a primary function of overseeing any production and operations, with emphasis on implementation of the LACC technology. In February 2008 we made the strategic decision to become an entity that focuses on sales and marketing. To that end The Company will be manufacturing  a finished product using equipment with the LACC technology offering a “total solution” for our customers. We further anticipate that customers will purchase equipment using LACC technology from one of our strategic alliances and also pay AmeriChip a royalty for use of the  LACC technology. We are approaching a diverse customer base in the automotive, aerospace, oil pipe, heavy truck, farm implements, defense and wind energy. Management has identified what is believed to be large markets that remain untapped but would be logical, potentially strong candidates given an appropriate product and service offering at the right price. For example, in the automotive industry, management has identified particular market segments that would be likely to benefit from our LACC technology: axle shafts, axle tubes, torque converters, spindles, pinions, input/output shafts, side gears and connecting rods.

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

As of May 31, 2008, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved.

Employees

As of May 31, 2008, we employ 32 full-time employees and 3 full-time consultants. We have no collective bargaining agreements with our employees.

Description of Property

Our principal executive offices are located at 24700 Capital Blvd, Clinton Township MI, Michigan. We relocated AmeriChip Tool and Abrasives to our headquarters in Clinton Township, MI. On  February 15, 2007, we established our World Headquarters at their facility. KSI has 50,000 sq. feet of manufacturing space.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF SIX MONTHS ENDED MAY 31, 2008 TO  THE SIX MONTHS ENDED MAY 31, 2007.

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

Revenues and Sales. Revenues for the six months ended May 31, 2008  increased from $808,633 for the six months ended May 31, 2007 to $1,361,569. Gross Profit for the six months ended May 31, 2008 increased from $  508,248 for the six months ended May 31, 2007 to $701,336. This increase results from the sales of product less $660,233 in costs of sales during the six months ended May 31, 2008.  This increase in gross profit margin is primarily due to the acquisition of the KSI subsidiary during the year ending November 30, 2007.

Operating Expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense decreased from $10,120,922 for the six months ended May 31, 2007 to $2,251,844 for the six months ended May 31, 2008, a decrease of $7,869,078.  This decrease is due to a significant decrease in Director Fees and consulting expenses during the three months ended May 31, 2008.

Net Loss. Net loss decreased from a net loss of ($9,871,340) for the six months ended May 31, 2007  to a net loss of ($1,587,800) for the six months ended May 31, 2008, primarily due to the larger gross profit margin during the six months ended May 31, 2008 and the decrease in operating expenses.

PLAN OF OPERATION

Since we have completed the acquisition of KSI Machine and Engineering, we are now in a position to implement our technology on an expanded basis. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $2,550,000 based on revenues generated during the six months ended May 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At May 31, 2008  the Company had an accumulated deficit of ($33,747,767) For the six months ended May 31, 2008,  the Company sustained a net loss of ($1,587,800). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company has recently initiated a change in senior management that it believes will be instrumental in opening and exploiting new, worldwide markets in addition to the current core automotive business. The Company will continue to present to a diverse group of blue chip private and governmental prospects, including but not limited to those in such manufacturing industries as oil pipe drilling, aerospace, off-road construction, farm implement, defense and military -- worldwide.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer has concluded that our disclosure controls and procedures as of May 31, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework

The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concerns included segregation of duties, all accounting systems not in one place and no on site accounting professionals, no proper accounting processes.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. During the six months ended May 31, 2008, we were named as parties in certain material legal proceedings which include employment-related and trade related claims.

Below is a summary of these claims:

In March 2008, James Miller filed a compliant against  AmeriChip International, AmeriChip Inc. Edward Rutkowski, Thomas P Schwantiz, Richard H Rossmann, Mark Shircliff and Marc Walther. Specific damages have not been stated. The Company considers the lawsuit to be without merit and will vigorously defend this action.

In March 2008, Knight Carbide Inc. vs KSI Machine and Engineering Inc. Unpaid invoices for machine parts valued at $15,900.85. The Company is in the process of determining the validity of the claim and is considering settling once the determination has been made. No assurances can be given that a settlement can be reached.

In April, 2008, Tru Green Limited Partnership versus AmeriChip International Inc. Unpaid invoice for landscape services valued at $2100.00. The Company is in the process of settling with Tru Green Landscape Services. No assurances can be given that a settlement can be reached.

In April 2008, XY Tool & Die Inc versus AmeriChip International Inc. and Marc Walther. Unpaid fees for machine part valued at $23,000. The Company is in the process of settling with XY Tool and Die Inc. No assurances can be given that a settlement can be reached.

In June 2008, Toyoda Machine USA versus AmeriChip International Inc. Breach of lease by the Company on a machining center. Amount of Claim is $109,000. The Company is in the process of settling with Toyoda Machine USA. No assurances can be given that a settlement can be reached.

In July 2008, Select Remedy Personnel Services Inc. vs AmeriChip International Holdings, LLC, AmeriChip Tool and Abrasives, LLC. Unpaid fees for personnel placement services for $24,213.07. The Company is in the process of settling with Select Remedy Personnel Services Inc. No assurances can be given that a settlement can be reached.

We are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2008, 7,300,000 shares of common stock were issued at an average price of $0.01 per share in private placements in the amount of $75,000; 3,075,000 shares were issued at an average price of $0.04 per share for consulting services in the amount of $93,000; 200,000 shares were issued at a average price of $0.02 per share for director fees in the amount of $4,000; 1,543,210 shares were issued at an average price of $0.016 per shares for the payment of loans payable in the amount of $25,000; and 13,177,067 shares were issued at an average price of $0.0158 per share for expenses paid on behalf of the company in the amount of $210,023.

During the last two business days of the quarter ending May 31, 2008, the Company received $30,000 from the sale of six (6) units of securities, each unit consisting of 500,000 restricted common stock  for a total of 3,000,000 shares and  a Convertible Debenture in the amount of $5000 convertible to 500,000 additional common shares. These shares were not issued during the quarter ended May 31, 2008.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended May 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

As of May 27, 2008  a total of 117 shareholders representing 143,152,877 (57.9%)  of the total issued  issued and outstanding capital stock, 247,465,232,  of the company executed consents as allowed by  Nevada law which appointed Kenneth W Mann to the Board of Directors and removed Thomas P Schwanitz, William M Donovan and Edward D Rutkowski as members of the Board of Directors.  Additional information can be found at:

http://www.sec.gov/Archives/edgar/data/1132487/000115752308004619/maindoc.htm

The Board currently consists of Kenneth W Mann, Marc A Walther, Joseph I Emas and Michael A Kaptein.

Item 5. Other Information

On July 18, 2008, the Board of Directors of the Company appointed Kenneth Mann as the Interim Chief Financial and Accounting Officer.

Apart from the above, there is no information with respect to which information is not otherwise called for by this form.

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

Date: July 21, 2008	By:	/s/ Kenneth W Mann
Kenneth W Mann, Interim President and CEO, Director and Authorized Signatory

By:	/s/ Kenneth W Mann
Kenneth W Mann, Interim Chief Financial and Accounting Officer