Form 10QSB
period 2008-08-31
AMERICHIP INTERNATIONAL INC
filed 2008-10-21
CIK 1132487

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDING August 31, 2008

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

Ryan West
40 West Cache Valley Blvd.
Ste 8A
Logan UT 84541

Telephone: 435-755-0022

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

As of  October 21, 2008, 596,445,073 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

AMERICHIP INTERNATIONAL INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

AMERICHIP INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Table of Contents

Consolidated Balance Sheets	F – 2

Consolidated Statements of Operations	F – 3

Consolidated Statements of Changes in Cash Flows	F – 4

Notes to the Consolidated Financial Statements	F – 5-14

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$2,153	$131
Accounts receivable - trade	123,749	685,303
Accounts receivable - other	31,100	1,600
Related party receivabe	402,010	174,010
Prepaid expenses	198,769	403,849
Inventory	85,000	135,047
TOTAL CURRENT ASSETS	842,781	1,399,940

FIXED ASSETS, NET	3,274,432	3,586,140

OTHER ASSETS
Deposits	46,288	39,488
Technology rights and patents, net of amortization	8,940	12,095
Goodwill	2,577,673	2,577,673
TOTAL OTHER ASSETS	2,632,901	2,629,256

TOTAL ASSETS	$6,750,114	$7,615,336

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$19,958	$39,153
Accounts payable and accrued expenses	1,050,574	618,100
Related party payable	69,171	85,086
Related party notes payable, current portion	25,383	22,857
Notes payable - bank, current portion	422,980	257,979
Notes payable - other, current portion	2,566,767	187,527
Convertible debentures, net of discounts	30,000	244,579
Accrued interest - related party	-	228,573
Accrued interest - other	34,358	73,821
Deferred revenue	-	22,000
Deposits - private placements	342,825	261,774
TOTAL CURRENT LIABILITIES	4,562,016	2,041,449

LONG - TERM LIABILITIES
Related party notes payable, net of current portion	145,499	163,174
Notes payable - bank, net of current portion	2,230,689	2,515,368
Notes payable - other, net of current portion	7,078	2,515,549
TOTAL LONG - TERM LIABILITIES	2,383,266	5,194,091

TOTAL LIABILITIES	6,945,282	7,235,540

MINORITY INTEREST	3,413	3,413

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock-Series A, no par value, 255,000 and 0 shares issued and
outstanding, respectively	-	-
Preferred stock-Series B, no par value, 15,000,000 and 0 shares issued and
outstanding, respectively	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
354,291,961 and 184,234,723 shares issued and outstanding,
at August 31, 2008 and November 30, 2007, respectively	354,291	184,235
Additional paid-in capital	34,382,927	32,352,115
Accumulated deficit	(34,935,799)	(32,159,967)
TOTAL STOCKHOLDERS' EQUITY	(198,581)	376,383

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,750,114	$7,615,336

The accompanying consolidated notes are an integral part of these consolidated financial statements.

AMERICHIP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007

REVENUES	$572,376	$863,826	$1,933,945	$1,672,459

COST OF SALES	441,702	186,750	1,101,935	487,135

Gross Profit	130,674	677,076	832,010	1,185,324

EXPENSES
Administrative service	306,193	327,485	1,194,814	827,992
Director fees	-	-	22,275	5,850,000
Consulting expense	417,128	62,611	1,058,043	3,150,764
Depreciation and amortization	101,648	114,260	332,495	275,675
Legal and accounting	143,750	61,240	326,395	347,974
License expense	-	30,000	31,220	90,000
Office expense	24,137	9,456	49,765	54,382
Wages - officers and directors	52,210	52,000	163,853	88,000
Wages - other	113,501	12,457	215,803	105,644
Bad debts	18,097	-	29,970	-
Total Expenses	1,176,664	669,509	3,424,633	10,790,431

LOSS FROM OPERATIONS	(1,045,990)	7,567	(2,592,623)	(9,605,107)

OTHER INCOME (EXPENSE)
Interest expense	(109,559)	(105,501)	(346,053)	(357,502)
Financing expense	(2,483)	(4,664)	(6,358)	(11,329)
Income (loss) from convertible debenture settlement	(30,000)	-	168,912	-
Gain on sale of fixed assets	-	-	290	-
Total Other Expense	(142,042)	(110,165)	(183,209)	(368,831)

NET LOSS	$(1,188,032)	$(102,598)	$(2,775,832)	$(9,973,938)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	302,433,443	136,100,172	247,170,662	93,929,010

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$(0.01)	$(0.11)

The accompanying consolidated notes are an integral part of these consolidated financial statements.

Americhip International, Inc.
Consolidated Statements of Changes in Cash Flow
(UNAUDITED)

	Nine Months Ended August 31, 2008	Nine Months Ended August 31, 2007
Cash Flows from Operating Activities:
Net loss for the period	$(2,775,832)	$(9,973,938)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation that did not require the use of cash	329,340	275,675
Amortization of finance charges	6,358	8,000
Amortization of technology rights and patents	3,155	-
Bad debt expense	29,970	-
License expense which did not require the use of cash	30,000	90,000
Income from convertible debenture settlement	(168,912)	-
Warrants issued for services	-	5,919,400
Common stock options issued for consulting services	-	3,102,342
Common stock issued for consulting services	820,890	181,000
Common stock issued for director fees	8,000	-
Common stock issued for wages	26,500	-
Preferred stock issued for director fee	12,750	-
Gain on sale of fixed assets	(290)	-
Changes in assets and liabilities:
Accounts receivable - trade	531,584	(170,479)
Accounts receivable - other	(29,500)	-
Related party receivable	(228,000)	-
Prepaid expenses	198,722	194,729
Inventories	50,047	(71,319)
Bank overdraft	(19,195)	(15)
Accounts payable and accrued liabilities	432,474	(388,240)
Accrued interest payable	(268,036)	45,318
Deferred revenue	(22,000)	-
Deposits	(6,800)	172,352
Net cash used by operating activities	(1,038,775)	(615,175)

Cash Flows from Investing Activities:
Acquisition of fixed assets	(24,054)	(92,785)
Payments made for acquisition of subsidiary	-	(150,000)
Cash received from acquisition of subsidiary	-	19,787
Proceeds from sale of fixed assets	6,712	(11,036)
Net cash used by investing activities	(17,342)	(234,034)

Cash Flows from Financing Activities:
Payoff of note on equipment of acquired subsidiary	-	(3,204,292)
Proceeds from refinance of note on equipment of acquired subsidiary	-	2,880,000
Payments on related party payable	(15,915)	-
Proceeds from related party notes payable	-	(16,482)
Payments on related party notes payable	(15,149)	-
Payments made on notes payable - bank	(165,597)	(54,030)
Proceeds from note payable - bank	45,919	34,326
Payments made on notes payable - other	(129,231)	(67,641)
Proceeds received on convertible debentures	54,333	100,000
Payments made on convertible debentures	(100,000)	-
Deposits-private placements	81,051	-
Issuance of preferred stock	75,000	-
Issuance of common stock	1,227,728	1,187,485
Net cash provided by financing activities	1,058,139	859,366

Net increase in cash	2,022	10,157
Cash, beginning of period	131	1,716
Cash, end of period	$2,153	$11,873

Supplemental Information:
Interest paid	$346,053	$316,476
Taxes paid	$-	$-

Supplemental Non-Cash Activity:
Common stock issued for private placement deposits received in prior year	$4,125	$388,838
Common stock issued for related party note receivable	$258,000	$-
Common stock issued for accrued interest payable	$228,573	$-
Common stock issued from convertible debentures	$100,000	$-
Common stock issued from private placement funds received	$457,004	$-
Common stock issued for consulting services	$820,890	$430,440
Common stock issued for expenses paid on behalf of company	$210,023	$-
Preferred stock issued from private placement funds received	$75,000	$-

The accompanying consolidated notes are an integral part of these consolidated financial statements.

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AmeriChip International, Inc. (hereinafter “AmeriChip” or “the Company”) is currently engaged in the development of its patented technology for use in manufacturing.

On February 15, 2007, the Company acquired all of the outstanding stock of KSI Machine & Engineering, Inc. (KSI). Upon its acquisition, KSI became a fully owned subsidiary of AmeriChip International, Inc. Concurrent with its acquisition by AmeriChip International, Inc., KSI’s status as a Subchapter S Corporation for Federal Income Tax purposes was terminated, effective January 1, 2007. In addition, the fiscal year end of KSI was changed from December 31 to November 30 of each year, in order to coincide with the fiscal year of AmeriChip International, Inc. KSI is an automotive supplier, who provides CNC machining services to its customers.

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended November 30, 2008.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

During the nine months ending August 31, 2008, no allocation of losses was made to the minority interest, because the Company’s 80% owned subsidiary, AmeriChip, Inc., is considered dormant and is not expected to conduct business in the future.

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  At August 31, 2008, the Company had an accumulated deficit of $34,935,799, limited cash, and negative working capital. For the nine months ended August 31, 2008, the Company sustained a net loss of $2,775,832. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 2 – SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue
The Company recognizes revenue from product sales in accordance with the provisions of SAB No. 104 “Revenue Recognition in Financial Statements”.  Revenue is recognized when products are shipped and title passes to customers. The Company has not provided an allowance for sales returns because the Company’s historical sales experience indicates that a very immaterial amount of sales are subsequently returned. Returns of a product, if permitted by the manufacturer, are charged a 15% restock fee. Specialized machined products created to the customer’s blueprint specifications are also being produced. These product costs are market driven and the Company warrants the finished product to the extent they meet the specifications.

As an agent, the Company recognizes its commissions when the earnings process is completed (delivery taken and title passed to customer) and collection is probable.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies.

Goodwill
As of August 31, 2008, goodwill in the amount of $2,577,673 is reflected on the Company’s balance sheet related to the acquisition of 100% of the common stock of KSI Machine & Engineering, Inc. In accordance with SFAS No. 141, the acquisition of the common stock of KSI is reflected utilizing the purchase method of accounting for business combinations. Goodwill represents the excess of the acquisition cost of KSI’s common stock over the book value of the net assets included in KSI. In accordance with SFAS No. 142, goodwill has an indefinite useful life and, accordingly, is not amortizable. SFAS No. 142 requires that goodwill be tested at least annually in order to determine the impairment of the value of the goodwill. The first step is a screening process to determine if impairment of goodwill has occurred. The second step is to measure the amount of any impairment that has occurred. If goodwill is found to be impaired as a result of this testing process, the carrying value of goodwill would be reduced by the amount of this impairment.

As a result of applying the first step in this testing process, management has determined that no impairment of goodwill existed as of August 31, 2008. As a result, goodwill is reflected in the Company’s balance sheet at its acquired cost as determined at the date of acquisition. The intangible benefits of the acquisition of KSI’s common stock include the Company’s Tier 1 status for automotive customers, a good credit history for KSI, a trained workforce, and a platform by which AmeriChip may begin to implement the use of its patented Laser Assisted Chip Control technology. These benefits still exist as of August 31, 2008. Impairment will again be evaluated at the end of the Company’s fiscal year.

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of December 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.

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

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Noncontrolling Intersts in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51" (SFAS 160). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company is evaluating what impact this statement will have on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (SFAS 141R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141R will have on the Company’s financial statements upon adoption.

NOTE 4 – INVENTORY

Inventory is comprised of the following:

	August 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
Raw materials	$-	$-
Work-in-progress	85,000	114,555
Finished goods	-	20,492
	$85,000	$135,047

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Knight Carbide Inc. vs KSI Machine and Engineering Inc. Unpaid invoices for machine parts valued at $15,900.85. The Company entered into an installment payment agreement secured by a consent judgment in the amount of approximately $16,000.  This liability was accrued by the Company and included in accounts payable.

Select Remedy Personnel Services Inc. vs AmeriChip International Holdings, LLC, AmeriChip Tool and Abrasives, LLC.  Unpaid fees for personnel placement services for $24,213.07. The Company allowed Select Remedy Personnel Services, Inc. to secure a default judgment against the above noted entities which have no assets.  This liability was accrued by the Company and included in accounts payable.

XY Tool & Die Inc versus AmeriChip International Inc. and Marc Walther. Unpaid fees for machine part valued at $23,000. The Company has reached a tentative settlement agreement in the amount of $26,000.  A liability of $26,000 was accrued by the Company and included in accounts payable.

Amera Seiki v AmeriChip International, Inc. for unpaid claim in amount of $75,000.  The Company intends to attempt to settle the debt.

Sankyo Oilless Industry (USA) Corp. vs KSI Machine and Engineering, Inc. for an unpaid claim of $41,718.40.  The liability had been accrued and is included in note payable – other on the Company’s consolidated balance sheets.  The Company intends to attempt to settle the debt.  No assurances can be given that a settlement can be reached.

GMAC, LLC versus AmeriChip International, Inc.  Since the end of the nine months ended August 31, 2008, the Company is attempting to make arrangements for the voluntary return of the vehicle.

Integrity Steel Company V KSI Machine & Engineering, Inc. for an unpaid claim of $2,160.  The Company intends to attempt to settle the debt.

Banc of America Leasing V KSI Machine & Engineering, Inc.  Unpaid lease for copier/printer in the amount of $26,220.  The Company intends to attempt to settle the debt.  A liability of $24,000 was accrued by the Company and included in accounts payable.

NOTE 6 – EQUITY

Common Stock
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

During the three months ended August 31, 2008, 48,600,000  shares of common stock were issued at an average price of $0.008 per share in private placements in the amount of $382,004; 47,550,000 shares were issued at an average price of $0.006 per share for consulting services in the amount of $300,650; 8,026,729 shares were issued at an average price of $0.009 per shares for the payment of loans payable in the amount of $75,000; and 2,650,000 shares were issued at an average price of $0.01 per share for wages in the amount of $26,500.

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

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 6– EQUITY (continued)

In February, 2008, the Company filed Form 4 “Statement of Changes in Beneficial Ownership” with the Security and Exchange Commission to register the preferred shares to be issued to each holder. On February 4, 2008, the Corporation issued the preferred shares to each respective holder. The value of the preferred shares issued was determined based upon the fair market value of the Company’s common stock at the date of issue, on a share for share basis. Accordingly, during the three months ended May 31, 2008, the Company’s equity was increased in the amount of $12,750 to reflect the value of the preferred shares issued. These shares are reflected as director fees in the Company’s statement of operations for the nine months ended August 31, 2008.

In June, 2008, the Board of Directors authorized the Company to issue up to 75 units; each unit is made up of a combination of 500,000 common shares and 500,000 preferred series B shares.  Each 500,000 preferred series B shares pay a quarterly dividend equal to .033% of the Company’s gross revenue.  During the quarter ending August 31, 2008, the company sold 30 units or 15,000,000 preferred shares.  The preferred stock has no conversion provisions.

Warrants
During the nine months ended August 31, 2008, warrants to acquire 3,625,000 shares of the Company’s common stock, which had an accumulated value of $88,838, were cancelled because they were not exercised by their respective maturity dates. The cancellation of these warrants had no effect on the Company’s results from operations or equity balance. As of August 31, 2008, there were no outstanding warrants which had not been exercised.

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 6 – EQUITY (continued)

Summarized information about stock warrants outstanding and exercisable at May 31, 2008 are as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
During the year ended November 30, 2007:
Issued	33,625,000.69		$0.034
Cancelled	(10,000,000)	-	-
Exercised	(10,000,000)	.50	$0.030
Total warrants outstanding at November 30, 2007	13,625,000.60		$0.037
Total unexercised warrants at November 30, 2007	13,625,000.60		$0.037
During the six months ended August 31, 2008:
Issued	-	-	-
Cancelled	(13,625,000)	.60	$0.037
Exercised	-	-	-
Total warrants outstanding at August 31, 2008	-	-	-
Total unexercised warrants at August 31, 2008	-	-	-

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivable
As of November 30, 2007, the Corporation was obligated to an unrelated entity for accrued interest in the amount of $228,573, related to a licensing agreement with a former shareholder. The former shareholder assigned his rights to the principal and interest amounts due under this licensing agreement to an unrelated entity during the year ended November 30, 2007. During the nine months ended August 31, 2008, the Corporation issued 27,740,000 shares to various unrelated entities in exchange for the unpaid interest on this licensing agreement in the amount of $228,573, as well as a loan from the unrelated entity which was assigned the licensing agreement in the amount of $258,000. Common stock issuances in excess of accrued interest, licensing agreement payments, and loan have occurred.  The balance of the related party receivable as of August 31, 2008 is $402,010.

AMERICHIP INTERNATIONAL INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2008

NOTE 8 - LONG -TERM DEBT

Notes Payable - Bank
On February 15, 2007, Excellence 3, Inc., a subsidiary of KSI Machine & Engineering, Inc. acquired a majority of the fixed assets of KSI, subsequent to the acquisition of KSI’s common stock by AmeriChip. (See Note 1). In order to finance this equipment acquisition, the Corporation was obligated to two local area banks.

On March 12, 2008, the Oakland County Business Finance Corporation completed the sale of the SBA 504 debenture related to the KSI acquisition. Proceeds from the sale of this bond were used to repay the temporary loan provided by a local area bank as a result of the KSI acquisition. Terms of this obligation require the Company to repay the principal amount of $1,317,000, inclusive of interest accruing at a rate of 4.74238% per annum. Payments in the amount of $14,599.08 are required on a monthly basis beginning April 1, 2008 and maturing on March 1, 2018.  As of August 31, 2008, the Company was 30 days past due on this note.

Terms of one 7 year promissory note in the amount of $1,600,000 includes a 9.68% interest rate per annum, with payments in the amount of $26,298 being made on a monthly basis, inclusive of interest, beginning March 15, 2007.   As of August 31, 2008 the Company was 30 days past due on this note.

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

Terms of the 2 year promissory note includes a 7% interest rate per annum while not in default and a 9% rate per annum during any period of default, with minimum payments of $50,000 being required on a monthly basis, inclusive of interest, beginning March 15, 2007, with balance of note due on March 15, 2009. Additional payments may be required, depending upon the closing price of the Company’s common stock in excess of certain minimum levels. As of August 31, 2008, the Company has made less than minimum payments and are in default on this note.

As of August 31, 2008, the Company was obligated in the amount of $99,497 to several vendors, related to the conversion of its account payable balance to a note payable. Terms of these obligations require various monthly payments, with no interest accruing on these obligations.

NOTE 9 - AGREEMENTS

 In June 2008, the Company entered into an Employment Agreement with Kenneth Mann, its newly appointed interim President and CEO. Under the terms of the agreement, the CEO is entitled to annual compensation of  $160,000.  The agreement covers a one year period.

NOTE 10 - SUBSEQUENT EVENTS

On September 15, 2008, the Company appointed three new members to their Board of Directors.

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

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

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

On January 21, 2003, Ed Rutkowski, transferred his patent, which covers the technology discussed below, to AVI. In consideration of the transfer of the patent, we are obligated to pay the following: Messrs Howard, Walther and Rutkowski, each received US $1 million payable at the rate of $10,000 on or before the first day of each calendar month beginning September 1, 2003 with interest accruing on any unpaid balance at the greater of (i) five percent (5%) and (ii) the prime rate plus 1% as reported in the Wall Street Journal on the first business day following each July and January 1, of each year until paid in full. The Company  had the right to prepay any or all of this amount without penalty. In 2006 Mr. Rutkowski and Mr. Walther converted their outstanding notes and accrued interest to shares. In 2007, Mr. Howard sold his note and the related accrued interest to a third party which has subsequently converted the debt to stock. In December 2003, we changed our name to AmeriChip International Inc. and we now trade on the Bulletin Board operated by the National   Association of Securities Dealers, Inc. under the symbol (OTC-BB) under the symbol “ACII”. Our principal offices are located at 24700 Capital Blvd. Clinton Township,  MI 48036 USA.

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

Subsidiaries

On May 5, 2004, the Company created a wholly-owned subsidiary, AmeriChip Tool and Abrasives, LLC (“ATA”). The new subsidiary was responsible for providing all the tools necessary for metal removal in the machining process.  On August 3, 2004, ATA announced its purchase of the Nasco Brand name of abrasive products. This line of abrasive products has been sold throughout the United States and Canada for many years. The Company believed that the acquisition of this brand and its inventory would allow its subsidiary, AmeriChip Tool and Abrasives, to immediately generate sales by offering a wider breadth of products for all its current and future customers who require abrasive products in their manufacturing processes. Abrasives are typically used in the process after machining. The purchase of this brand name is consistent with the implementation of the Company’s business model. With the shift of focus to the implementation of the company’s patented LACC technology the Company closed this subsidiary in August 2008. This is a non-operating entity.

On August 9, 2004, The Company incorporated a wholly owned subsidiary, AmeriChip Canada, Inc. a Canadian charter corporation. This entity was formed to channel Canadian based opportunities to both AmeriChip International, Inc. and AmeriChip Tool and Abrasives, LLC.

On September 10, 2004, we established AmeriChip International Holdings, LLC, as a wholly owned subsidiary of AmeriChip International, Inc. This entity was created in order to acquire American Production and Machining, LLC, an unrelated entity, out of bankruptcy. The Company terminated its interest in this transaction in 2005. As of the date of this report, AmeriChip International Holdings, LLC is a non-operating entity and was incorporated in the State of Michigan.

In February, 2005, AmeriChip Pipe Technologies, Inc. was established as a wholly owned subsidiary of AmeriChip International, Inc. and is a Texas corporation. This subsidiary was created in furtherance of the LACC process as it relates to threading internal and external threads of oil pipe and drilling pipe. We are currently working with two of the largest manufacturers of oil pipe and oil drilling pipe to establish off line lasering systems to be used in their facility. AmeriChip is testing this system currently in the LACC labs for demonstration during the first quarter of its fiscal year. Additional specialized laser heads and software are being developed for this process. As of the date of this report, AmeriChip Pipe Technologies  is a non-operating entity and was incorporated in the State of Michigan.

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

The LACC process does not require the use of coolant whatsoever and therefore the working environment is therefore less toxic, cleaner and safer. The benefits to the client include a reduction in coolant filter cost, reduction in coolant disposal cost, reduced costs of gloves and aprons as fewer are needed and better railcar utilization due to chip compaction. The reduction of injuries related to the handling of long, sharp, stringy chips in a cleaner and safer work area, in which there are fewer toxins can lead to reduced insurance costs for the client. One of the key benefits to applying the LACC process prior to machining is that it esults in tooling and process efficiencies. This is accomplished due to the elimination of the need for light/semi finish and finish depths of cuts in low to medium carbon materials and non-ferrous metals. In addition, the welding and packing of chips is reduced which normally affects the wear and tear on cutting tools, shortening their life span, Improved chip disposal and handling costs through better management of chip lengths makes the machining process run much more smoothly. Since high-pressure coolant systems are no longer necessary, the client will enjoy reduced capital equipment expenditures. The need for specially designed chip control inserts and the use of coolants to manage the “chip” are no longer required with the LACC process.

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

As of August 31, 2008, we had filed a total of two patent applications with the U.S. Patent and Trademark Office (PTO) covering our technology, both of which have been approved. The Company is in the process of filing provisional patents to further enhance our original patents.

Employees

As of August 31, 2008, we employ 10 full-time employees, one commissioned salesman and 3 full-time consultants. We have no collective bargaining agreements with our employees.

Description of Property

Our principal executive offices are located at 24700 Capital Blvd, Clinton Township MI, Michigan. We relocated AmeriChip Tool and Abrasives to our headquarters in Clinton Township, MI. On  February 15, 2007, we established our World Headquarters at their facility. KSI has 50,000 sq. feet of manufacturing space.

RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2008 TO  THE NINE MONTHS ENDED AUGUST 31, 2007.

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

Revenues and Sales. Revenues for the nine months ended August 31, 2008  increased from $1,672,459 for the nine months ended August 31, 2007 to $1,933,945.  Gross Profit for the nine months ended August 31, 2008 decreased from $1,185,324 for the nine months ended August 31, 2007 to $832,010. sales were up by $261,486 (15.6%) from the previous year due to a better response to the Company’s marketing approach. Gross profit margins were off $353,314 (30%) due to retooling costs associated with new sales orders.

Operating Expenses. Operating expenses, which include administrative expenses, legal and accounting expenses, consulting expenses and license expense decreased from $10,790,431 for the nine months ended August 31, 2007 to $3,424,633 for the nine months ended August 31, 2008, a decrease of $7,365,798. This decrease is due to a significant decrease in Director Fees and consulting expenses during the nine months ended August 31, 2008.

Net Loss. Net loss decreased from a net loss of ($9,973,938) for the nine months ended August 31, 2007  to a net loss of ($2,775,832) for the nine months ended August 31, 2008 primarily due to the decrease in operating expenses.

PLAN OF OPERATION

Since we have completed the acquisition of KSI Machine and Engineering, we are now in a position to implement our technology on an expanded basis. We anticipate that the operations of KSI Machine and Engineering will bring to the consolidated balance sheet of AmeriChip annual revenues of approximately $2,600,000 based on revenues generated during the nine months ended August 31, 2008.

The facilities of KSI Machine and Engineering are large enough to permit allocation of space for our new laser and robotic equipment which is now in operation at the KSI location. This equipment is required in the implementation of the LACC process and we are currently conducting pilot projects for various Tier One suppliers. We have been working with the Michigan Economic Development Group and the Indiana Economic Development to look for and secure space in excess of 100,000 sq ft. to augment our 50,000 sq ft. plant. We are capable of processing up to $30 million in sales at our current 50,000 sq ft facility. We have applied for training dollars from the State of Michigan for various job opportunities

KSI Machine and Engineering is a manufacturer of automotive die and mold castings which use horizontal spindle 5 axis computer numerical controlled machines. We believe that the patented technology, Laser Assisted Chip Control process ("LACC") for companies engaged in the machining of automobile parts can produce significant revenues for us. While we are optimistic about our initial customer experiences, there can be no assurances that the savings realized will be experience by all customers or that we will achieve significant revenues.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At August 31, 2008   the Company had an accumulated deficit of ($34,935,799.)  For the nine months ended August 31, 2008,  the Company sustained a net loss of ($2,775,832). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company has recently initiated a change in senior management that it believes will be instrumental in opening and exploiting new, worldwide markets in addition to the current core automotive business. The Company will continue to present to a diverse group of blue chip private and governmental prospects, including but not limited to those in such manufacturing industries as oil pipe drilling, aerospace, off-road construction, farm implement, defense and military -- worldwide.

In management’s opinion, we have been able to secure  adequate funding on an on-going basis, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the underlying uncertainties as discussed.

Hennessey Capital

We have entered into a finance program with Hennessey Capital for receivables which will assist in our cash flow as the business model develops. On April 17, 2007 the Company signed an Accounts Receivable Purchase and Security Agreement (the “Agreement”)  with Hennessey Capital of Huntington Woods MI.  The Agreement provides for Hennessey Capital to purchase the Company’s accounts receivable from time to time. The Company continues to work with Hennessey Capital under the terms of the Agreement.

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

Our management, with the participation of the  Interim Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer has concluded that our disclosure controls and procedures as of August 31, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. Although the Company has an onsite controller, the primary concerns continue to be the lack of segregation of duties and the fact that all accounting systems are currently not in one place.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

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

During the nine months ended August 31, 2008, we were named as parties in certain material legal proceedings which include employment-related and trade related claims.

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

Knight Carbide Inc. vs KSI Machine and Engineering Inc. Unpaid invoices for machine parts valued at $15,900.85.  The Company entered into an installment payment agreement secured by a consent judgement in the amount of approximately $16,000.

Select Remedy Personnel Services Inc. vs AmeriChip International Holdings, LLC, AmeriChip Tool and Abrasives, LLC.  Unpaid fees for personnel placement services for $24,213.07. The Company allowed Select Remedy to secure a default judgment against the above noted entities which have no assets.

XY Tool & Die Inc versus AmeriChip International Inc. and Marc Walther. Unpaid fees for machine part valued at $23,000. The Company has reached a tentative settlement agreement in the amount of $26,000. There are no assurances that the settlement will be finalized.

Tru Green Limited Partnership versus AmeriChip International Inc. Unpaid invoice for landscape services valued at $2100.00. The Company settled the Tru Green Landscape Services litigation.

Sankyo Oilless Industry (USA) Corp. vs KSI Machine and Engineering, Inc. for an unpaid claim of $41,718.40. The Company intends to attempt to settle the debt. No assurances can be given that a settlement can be reached.

GMAC, LLC versus AmeriChip International Inc. Since the end of the nine months ended August 31, 2008, the Company is attempting to make arrangements for the voluntary return of the vehicle.

Integrity Steel Company v KSI Machine & Engineering, Inc. for an unpaid claim for material furnished in the amount of $2160. The Company intends to attempt to settle the debt. No assurances can be given that a settlement can be reached.

Banc of America Leasing, v KSI Machine & Engineering, Inc. for an unpaid lease for copier/printer. Amount of claim is $26,220.49 The Company intends to attempt to settle the debt. No assurances can be given that a settlement can be reached.

We are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

There were no changes in securities or purchase or sales of securities during the period ended August 31, 2008.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended August 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On August 13, 2008 the Company held its Annual Meeting of it shareholders and submitted the following matters to the vote of securities holders during the period ended August 31, 2008:

1)	To elect four (4) members of the Board of Directors to serve until the next annual meeting of the shareholders or until their successors shall have been elected and qualified;
2)	To ratify the appointment of Jewett Schwartz, Wolfe & Associates as AmeriChip’s International Inc.’s independent accounting firm; and
3)	To transact such other business as may properly come before the meeting or any adjournment or postponements thereof.

Item 5. Other Information
On July 18, 2008, the Board of Directors of the Company appointed Kenneth Mann as the Interim Chief Financial and Accounting Officer.

On August 13, 2008 three (3)  newly elected members of the  board of directors resigned in good standing.

On September 15, 2008 three  (3) new members were appointed to the Board of Directors. They included Mr. William Conlin, Mr. John Rehfeld and Mr. Drew Mouton.

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

Date: October 21, 2008	By:	/s/ Kenneth W Mann
Kenneth W Mann, Interim President and CEO, Director and Authorized Signatory

By:	/s/ Kenneth W Mann
Kenneth W Mann, Interim Chief Financial and Accounting Officer